Form 10-Q
period 1997-03-31
PLUMA INC
filed 1997-05-15
CIK 829044

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

            |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997...................................

                                       OR
            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from...................to......................
Commission file number 333-18755
            ...................................Pluma, Inc....................
                    (Exact name of registrant as specified in its charter)

                  North Carolina                                  56-1541893
      (State or other jurisdiction of incorporation           (I.R.S. Employer
                  or organization)                           Identification No.)

 ................................................................................
 ...............801 Fieldcrest Road, Eden, North Carolina 27289..................
 ..................................(910) 635-4000................................
                    (Address of principal executive offices)
                                   (Zip Code)

              (Registrant's telephone number, including area code) (Former name, former address and former fiscal year, if changed since last report)

 ........Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ..X..       No......

 ........Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

7,815,852 shares of common stock, no par value, as of May 14, 1997.

PLUMA, INC.

INDEX TO FORM 10-Q
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION                                                          Page

Item 1. Financial Statements
        Balance Sheets - March 31, 1997 and December 31, 1996                             3
        Statements of Operations - Three Months Ended March 31, 1997 and 1996             4
        Statements of Cash Flows - Three Months Ended March 31, 1997 and 1996             5
        Notes to Financial Statements                                                     6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                             8

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                                  10

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

PLUMA, INC.

Balance Sheets
--------------------------------------------------------------------------------

                                                                                   Unaudited
                                                                           March 31,        December 31,
                                                                              1997              1996
Assets
Current assets:
      Cash                                                               $     70,610      $   291,488
      Accounts receivable (less allowance - 1997, $1,051,813
          1996, $817,080)                                                  28,740,836       22,545,795
      Deferred income taxes                                                 1,810,214        1,509,535
      Inventories                                                          38,788,587       34,025,895
      Other current assets                                                    282,909          627,576
                                                                         ------------      -----------
          Total current assets                                             69,693,156       59,000,289
                                                                         ------------      -----------

Property, plant and equipment
      Land                                                                    599,978          599,978
      Land improvements                                                       678,160          678,160
      Buildings and improvements                                           14,296,059       14,078,626
      Machinery and equipment                                              33,968,697       31,753,681
                                                                         ------------      -----------
          Total property, plant and equipment                              49,542,894       47,110,445
      Less accumulated depreciation                                        18,447,233       17,468,062
                                                                         ------------      -----------
          Property, plant and equipment, net                               31,095,661       29,642,383
                                                                         ------------      -----------
      Other assets                                                            575,537          575,662
                                                                         ------------      -----------

      Total                                                              $101,364,354      $89,218,334
                                                                         ============      ===========

Liabilities and Shareholders' Equity
Current liabilities:
      Current maturities of long-term debt                               $    849,640      $   849,640
      Note payable                                                            507,466            --
      Accounts payable                                                      6,220,571        4,456,770
      Income taxes payable                                                    691,893          371,500
      Accrued expenses                                                      4,023,277        3,421,181
                                                                         ------------      -----------
          Total current liabilities                                        12,292,847        9,099,091
                                                                         ------------      -----------

Long-term debt                                                             26,203,289       44,419,544
                                                                         ------------      -----------

Deferred income taxes                                                       3,588,435        3,556,806
                                                                         ------------      -----------

Commitments and contingencies

Shareholders' equity
      Preferred stock, no par value, 1,000,000 shares authorized
      Common stock, no par value, 15,000,000 shares authorized,
          shares issued and outstanding - March 31, 1997, 7,815,852;
          1996, 5,315,852                                                   7,222,550        7,222,550
      Paid-in-capital                                                      26,416,906           --
      Retained earnings                                                    25,640,327       24,920,343
                                                                         ------------      -----------
          Total shareholders' equity                                       59,279,783       32,142,893
                                                                         ------------      -----------
      Total                                                              $101,364,354      $89,218,334
                                                                         ============      ===========

         The accompanying notes are an integral part of this statement.

PLUMA, INC.

Statements of Operations
--------------------------------------------------------------------------------

                                                              (Unaudited)
                                                             Three Months
                                                            Ended March 31,
                                                           1997            1996
Net sales                                             $ 27,285,730      $21,932,290

Cost of goods sold                                      22,593,159       19,021,900
                                                      ------------      -----------

Gross profit                                             4,692,571        2,910,390

Selling, general and administrative expenses             2,773,627        2,025,296
                                                      ------------      -----------

Income from operations                                   1,918,944          885,094
                                                      ------------      -----------

Other income (expenses):
      Interest expense                                     677,979          829,898
      Other income                                        (126,814)         (68,309)
                                                      ------------      -----------

Total other expenses, net                                  551,165          761,589
                                                      ------------      -----------

Income before income taxes                               1,367,779          123,505
                                                      ------------      -----------

Income taxes                                               503,344           45,450
                                                      ------------      -----------

Net income                                            $    864,435      $    78,055
                                                      ============      ===========

Earnings per common share and common equivalent -
      primary and fully diluted                       $       0.15      $      0.01
                                                      ============      ===========

Weighted average number of shares outstanding            5,899,185        5,315,852
                                                      ============      ===========

         The accompanying notes are an integral part of this statement

PLUMA, INC.

Statements of Cash Flows
--------------------------------------------------------------------------------

                                                               (Unaudited)
                                                            Three Months Ended
                                                                March 31,
                                                            1997          1996
Cash flows from operating activities:
 Net income                                            $    864,435   $    78,055
 Adjustments to reconcile net income to net cash
  used in operating activities
  Provision for depreciation and amortization               980,465       926,451
  Other, net                                                 (1,163)        1,158
  (Increase) decrease in accounts receivable             (6,195,041)      749,817
  Decrease in deferred income taxes                        (269,050)      (25,116)
  Increase in inventories                                (4,762,692)   (6,092,269)
  Decrease in other current assets                          344,667        15,742
  Increase in accounts payable                            1,763,801     4,579,803
  Increase in income taxes payable                          320,393        70,565
  Increase in accrued expenses                              602,096       400,807
  Decrease in note payable - related party sales agency        --      (1,999,000)
                                                       ------------   -----------
Net cash used in operating activities                    (6,352,089)   (1,293,985)
                                                       ------------   -----------

Cash flows from investing activities:
 Purchases of property, plant and equipment              (2,436,761)     (580,063)
 Other, net                                                   4,306         4,025
                                                       ------------   -----------
Net cash used in investing activities                    (2,432,455)     (576,038)
                                                       ------------   -----------

Cash flows from financing activities:
 Repayment of subordinated debt                            (849,640)     (849,640)
 Net borrowings from note payable                           507,466         --
 Net borrowings from (repayments of) revolving loan     (17,366,615)    2,307,375
 Net proceeds from sale of common stock                  26,416,906         --
 Payment of dividends                                      (144,451)     (144,451)
                                                       ------------   -----------
Net cash provided by financing activities                 8,563,666     1,313,284
                                                       ------------   -----------
Net decrease in cash                                       (220,878)     (556,739)
Cash, beginning of period                                   291,488       596,429
                                                       ------------   -----------
Cash, end of period                                    $     70,610   $    39,690
                                                       ============   ===========

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                             $    750,474   $   894,640
  Income taxes                                         $    452,000

The accompanying notes are an integral part of this statement.

PLUMA, INC.

Notes to Financial Statements
(Unaudited) March 31, 1997
--------------------------------------------------------------------------------


1.   ACCOUNTING POLICIES

     The accompanying unaudited financial statements of Pluma, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim periods.

     In the opinion of management, these financial statements include all adjustments, including all normal recurring accruals, necessary for a fair presentation of the financial position at March 31, 1997 and December 31, 1996 and the results of operations and cash flows for the periods ended March 31, 1997 and 1996.

     The operating results for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year ending December 31, 1997.

2.   INVENTORIES

     Inventories consist of the following:

                                                   March 31,      December 31,
                                                      1997            1996
     At FIFO cost:
         Raw materials                            $ 1,453,138     $   1,279,512
         Work-in-progress                           4,069,119         3,297,522
         Finished goods                            33,671,278        30,037,951
         Production supplies                          974,087           608,824
                                                  -----------     -------------
                                                   40,167,622        35,223,809
     Excess of FIFO over LIFO cost                   (338,004)          (83,930)
                                                  -----------     -------------
                                                   39,829,618        35,139,879
     Excess of cost over market                    (1,041,031)       (1,113,984)
                                                  -----------     -------------
                                                  $38,788,587     $  34,025,895
                                                  ===========     =============

3.   CAPITAL STOCK

     On January 28, 1997, the Board of Directors declared a 0.736-for-one reverse common stock split for shareholders of record on February 3, 1997. All references in the accompanying financial statements to the number of common shares and per share amounts reflect the reverse stock split.

     In March 1997, the Company completed its initial public offering of 2,500,000 shares of Common Stock at $12.00 per share. The $26,400,000 net proceeds were used to reduce debt.

4.   STOCK OPTIONS

     In October 1995, the Company adopted the 1995 Stock Option Plan in which 515,200 shares of the Company's Common Stock may be issued. The exercise price of the options may not be less than the fair value of the Common Stock on the date of grant. The options granted become exercisable at such time or times as shall be determined by the Compensation Committee of the Board of Directors (the "Committee"). The Committee may at any time accelerate the exercisability of all or any portion of any stock option. These options expire, if not exercised, ten years from the date of grant. Participants in the Plan may be independent contractors or employees of independent contractors, full or part-time officers and other employees of the Company, or independent directors of the Company.

     In October 1995 and April 1996, the Company granted 379,776 and 32,384 options, respectively, to purchase Common Stock at an exercise price of $13.077 per share of which 117,171 options are exercisable as of March 31, 1997 and December 31, 1996. 29,440 options were forfeited as of December 31, 1995. The remaining 265,549 options become exercisable in 20% increments on the anniversary dates of the grants as follows:

               Year                                                       Shares

               1997                                                       64,768
               1998                                                       64,768
               1999                                                       64,768
               2000                                                       64,768
               2001                                                        6,477
                                                                        --------
                                                                         265,549
                                                                        ========

     The Company applies APB Opinion No. 25 and related interpretations in accounting for the 1995 Stock Option Plan. Accordingly, no compensation cost has been recognized since the exercise price approximates the fair value of the stock price at the grant dates. Had compensation cost been determined based on the fair value at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" the Company's net income and earnings per share would have not been effected for the three months ended March 31, 1997 and 1996.

5.   EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128") which changes the method of computing and presenting earnings per share. SFAS 128 requires the presentation of basic earnings per share and diluted earnings per share ("EPS") on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and warrants. SFAS 128 is effective for financial statements for periods ending after December 31, 1997 and early adoption is not permitted. The pro forma basic earnings per share and diluted earnings per share calculated in accordance with SFAS 128 for the three months ended March 31, are as follows:

                                                         1997             1996

     Pro forma basic earnings per share                 $ .15            $ .01
     Pro forma diluted earnings per share               $ .15            $ .01

6.   SUBSEQUENT EVENT

     In April 1997, the Underwriters' over-allotment option for 293,300 shares of Common Stock at $12.00 per share was exercised. The $3,300,000 net proceeds were used to reduce debt.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The following discussion and analysis should be read in conjunction with the financial statements and related notes of this Quarterly Report on Form 10-Q and should be read in conjunction with the Company's 1996 Annual Report.

Results of Operations

     The following table presents the major components of the Company's Statement of Operations as a percentage of net sales:

                                                   Three Months Ended March 31,
                                                      1997              1996

     Net sales                                       100.0%            100.0%
     Cost of goods sold                               82.8              86.7
                                                     -----             -----
     Gross profit                                     17.2              13.3
     Selling, general and
       administrative expenses                        10.2               9.2
                                                     -----             -----
     Income from operations                            7.0               4.1
     Other expenses, net                               2.0               3.5
                                                     -----             -----
     Income before income taxes                        5.0               0.6
     Income taxes                                      1.8               0.2
                                                     -----             -----
     Net income                                        3.2%              0.4%
                                                     =====             =====
     Three Months Ended March 31, 1997 ("1997"), Compared to Three Months Ended March 31, 1996 ("1996").

     Net Sales - Net sales increased 24.4% to $27.3 million in 1997 from $21.9 million in 1996, an increase of $5.3 million. Gross dozens sold of fleece and jersey increased 19.3% to 378,000 dozens in 1997 from 317,000 dozens in 1996. The increase in net sales was principally attributable to increased sales of fleece and increased average prices for jersey and fleece. Sales of fleece increased by 92.9% to $14.2 million in 1997 from $7.4 million in 1996, an increase of $6.9 million. Average sales price per dozen for fleece and jersey increased 3.0% and 2.9%, respectively.

     Gross Profit - Gross profit was 17.2% of net sales in 1997 as compared to 13.3% in 1996. The increase in gross profit was the result of increased sales of fleece as a percent of total sales, lower yarn costs and improved operating efficiencies.

     Selling, General and Administrative Expenses ("SG&A") - SG&A expenses increased 36.9% to $2.8 million in 1997 from $2.0 million in 1996. SG&A as a percent of net sales for 1997 was 10.2% compared to 9.2% in 1996. This increase in SG&A as a percentage of net sales resulted primarily from travel and training related to the implementation of a new management information system, an increase in compensation expense which is primarily related to increased bonus accruals as the result of higher earnings, an increase in bad debts reserves, and an increase in advertising expenses.

     Other Expenses, Net - Other expenses, net, decreased 27.6% to $0.5 million in 1997 from $0.8 million in 1996, a decrease of $0.2 million. This decrease was primarily the result of a decrease in interest expense due to long-term debt declining to $26.2 million in 1997 from $44.4 million in 1996. The $26.4 million net proceeds from the March 1997 initial public offering were used to reduce debt.

     Income Taxes - The effective tax rate was 36.8% in 1997 and 1996.

     Liquidity and Capital Resources

     Principal Sources of Liquidity - Principal sources of liquidity have been net proceeds from the Company's initial public offering and bank financing. In March 1997, the Company completed its initial public offering of 2,500,000 shares of Common Stock at $12.00 per share. The $26,400,000 net proceeds were used to reduce debt. Pursuant to a loan agreement executed on May 25, 1995 (the "Loan Agreement"), the Company entered into a credit facility with First Union National Bank in the amount of the lesser of $55.0 million or the Company's "borrowing base" as defined in the Loan Agreement. As of March 31, 1997, $26.2 million was outstanding, leaving $28.8 million available. The Loan Agreement expires on May 30, 2000. The interest rate of the credit facility is variable, and on March 31, 1997, it was 6.475%. Management believes that the funding available to the Company is sufficient to meet its anticipated capital expenditure, working capital, and other financial needs.

     Cash Flows from Operating Activities - For the three months ended March 31, 1997 and 1996, net cash used in operating activities totaled $6.4 million and $1.3 million, respectively. Accounts receivable, net increased $6.2 million from December 31, 1996 to March 31, 1997, due to the seasonality of activewear shipments, as well as, significant March 1997 shipments. Inventories increased $4.8 million from December 31, 1996 to March 31, 1997 in order to support shipments due in the last six months of the year.

     Cash Flows from Investing Activities - Capital expenditures were $2.4 million for the three months ended March 31, 1997. Capital expenditures, primarily to enhance manufacturing and management information systems capabilities, are expected to be approximately $5.0 million in 1997.

     Cash Flows from Financing Activities - For the three months ended March 31, 1997, the Company had net repayments of borrowings of $17.4 million as $26.4 million net proceeds from the initial public offering were used to reduce debt.

PART II - OTHER INFORMATION

Item 2.   Changes in Securities

        On January 28, 1997, the Board of Directors declared a 0.736-for-one reverse Common Stock split for shareholders of record on February 3, 1997.

Item 6.  Exhibits and Reports on Form 8-K

a.      Exhibits

        Exhibit
        Number                                                Filed Herewith (*)
        -------

        11.1 Computation of Earnings per Share                      *

        27   Financial Data Schedule (for S.E.C. use only)          *

b.      Reports on Form 8-K

        None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pluma, Inc.


May 14, 1997
                                             --------------------------
                                             R. Duke Ferrell, Jr.
                                             President, Chief Executive Officer
                                               and Director


May 14, 1997
                                             --------------------------
                                             Forrest H. Truitt II
                                             Executive Vice President, Treasurer
                                               and Chief Financial Officer