Form 10-Q
period 1997-06-30
PLUMA INC
filed 1997-08-13
CIK 829044

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997....................................

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from.....................to...........................

Commission file number.........333-18755........................................
           ..........................Pluma, Inc......................
             (Exact name of registrant as specified in its charter)

              North Carolina                                56-1541893
(State or other jurisdiction of incorporation            (I.R.S. Employer
              or organization)                          Identification No.)

       .............................................................
                    (Address of principal executive offices)
                                   (Zip Code)

 .............801 Fieldcrest Road, Eden, North Carolina  27289...................
              (Registrant's telephone number, including area code)

 ..............................(910) 635-4000....................................
           (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X        No
    -------         -------
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 8,109,152 shares of common stock, no par value, as of August 11, 1997

PLUMA, INC.

INDEX TO FORM 10-Q

-------------------------------------------------------------------------------------------------------------------


PART I - FINANCIAL INFORMATION                                                                              PAGE
Item 1.  Financial Statements

         Balance Sheets - June 30, 1997 and December 31, 1996                                                 3
         Statements of Operations - Three Months and Six Months Ended June 30, 1997 and 1996                  4
         Statements of Cash Flows - Six Months Ended June 30, 1997 and 1996                                   5
         Notes to Financial Statements                                                                        6

Item 2.  Management's Discussion and Analysis of Financial Condition and

         Results of Operations                                                                                8

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                                     10




PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


PLUMA, INC.
Balance Sheets
--------------------------------------------------------------------------------------------------------------------------
                                                                                    (Unaudited)
                                                                                      June 30,             December 31,
                                                                                        1997                 1996
Assets
Current assets:
  Cash                                                                            $          129,078  $           291,488
  Accounts receivable (less allowance - 1997, $1,109,818
    1996, $817,080)                                                                       32,814,817           22,545,795
  Refundable income taxes                                                                    176,084
  Deferred income taxes                                                                    1,710,214            1,509,535
  Inventories                                                                             40,285,309           34,025,895
  Other current assets                                                                       155,731              627,576
                                                                                          ----------           ----------
      Total current assets                                                                75,271,233           59,000,289
                                                                                          ----------           ----------

Property, plant and equipment:
  Land                                                                                       599,978              599,978
  Land improvements                                                                          719,699              678,160
  Buildings and improvements                                                              14,344,409           14,078,626
  Machinery and equipment                                                                 36,917,886           31,753,681
                                                                                          ----------           ----------
    Total property, plant and equipment                                                   52,581,972           47,110,445
  Less accumulated depreciation                                                           19,472,244           17,468,062
                                                                                          ----------           ----------
    Property, plant and equipment, net                                                    33,109,728           29,642,383
                                                                                          ----------           ----------
Other assets                                                                                 725,412              575,662
                                                                                          ----------           ----------
Total                                                                                $   109,106,373    $      89,218,334
                                                                                         ===========           ==========

Liabilities and Shareholders' Equity
Current liabilities:
  Current maturities of long-term debt                                               $       849,640    $         849,640
  Note payable                                                                               326,155
  Accounts payable                                                                         6,806,602            4,456,770
  Income taxes payable                                                                                            371,500
  Accrued expenses                                                                         4,439,923            3,421,181
                                                                                          ----------           ----------
      Total current liabilities                                                           12,422,320            9,099,091
                                                                                          ----------           ----------
Long-term debt                                                                            29,138,136           44,419,544
                                                                                          ----------           ----------
Deferred income taxes                                                                      3,588,435            3,556,806
                                                                                          ----------           ----------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, no par value, 1,000,000 shares authorized Common stock, no par value, 15,000,000 shares authorized,
    shares issued and outstanding - June 30, 1997, 8,109,152;
    1996, 5,315,852                                                                        7,222,550            7,222,550
  Paid-in-capital                                                                         29,663,978
  Retained earnings                                                                       27,070,954           24,920,343
                                                                                          ----------           ----------
      Total shareholders' equity                                                          63,957,482           32,142,893
                                                                                          ----------           ----------
Total                                                                                $   109,106,373    $      89,218,334
                                                                                     ===============    =================


The accompanying notes are an integral part of this statement.

PLUMA, INC.

Statements of Operations
------------------------------------------------------------------------------------------------------------------------------------

                                                                                (Unaudited)                       (Unaudited)
                                                                               Three Months                       Six Months
                                                                              Ended June 30,                    Ended June 30,
                                                                        1997               1996             1997            1996
Net sales                                                             $ 33,226,268     $33,886,809     $ 60,511,998    $ 55,819,099

Cost of goods sold                                                      28,053,506      29,759,409       50,646,665      48,781,309
                                                                      ------------     -----------     ------------    ------------
Gross profit                                                             5,172,762       4,127,400        9,865,333       7,037,790

Selling, general and administrative expenses                             2,531,845       2,297,530        5,305,472       4,322,826
                                                                      ------------     -----------     ------------    ------------

Income from operations                                                   2,640,917       1,829,870        4,559,861       2,714,964
                                                                      ------------     -----------     ------------    ------------

Other income (expenses):
  Interest expense                                                        (500,193)       (988,520)      (1,178,172)     (1,818,418)
  Other income                                                             122,925         172,583          249,739         240,892
                                                                      ------------     -----------     ------------    ------------

Total other expenses, net                                                 (377,268)       (815,937)        (928,433)     (1,577,526)
                                                                      ------------     -----------     ------------    ------------

Income before income taxes                                               2,263,649       1,013,933        3,631,428       1,137,438
                                                                      ------------     -----------     ------------    ------------

Income taxes                                                               833,022         373,127        1,336,366         418,577
                                                                      ------------     -----------     ------------    ------------

Net income                                                           $   1,430,627    $    640,806    $   2,295,062    $    718,861
                                                                      ------------     -----------     ------------    ------------

Earnings per common share and common equivalent -
  primary and fully diluted                                          $         .18    $        .12    $         .33    $        .14
                                                                      ------------     -----------     ------------    ------------

Weighted average number of shares outstanding                            8,067,252       5,315,852        6,989,208       5,315,852
                                                                      ------------     -----------     ------------    ------------

The accompanying notes are an integral part of this statement.


PLUMA, INC.

STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------------------

                                                                                                         (UNAUDITED)
                                                                                                     SIX MONTHS ENDED
                                                                                                          JUNE 30,
                                                                                                  1997              1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                  $     2,295,062  $        718,861
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Provision for depreciation and amortization                                                     2,005,474         1,872,260
    Other,  net                                                                                        (1,162)            4,038
    Increase in accounts receivable                                                               (10,269,022)       (7,945,723)
    Decrease in deferred income taxes                                                                (169,050)          (50,231)
    Increase in inventories                                                                        (6,259,414)       (5,296,541)
    (Increase) decrease in other current assets                                                       471,845          (104,719)
    Increase in accounts payable                                                                    2,349,832         3,001,808
   (Increase) decrease in refundable income taxes                                                    (547,584)          868,808
    Increase in accrued expenses                                                                    1,018,742         1,203,989
    Decrease in note payable - related party sales agency                                                            (1,999,000)
                                                                                              ---------------------------------

Net cash used in operating activities                                                              (9,105,277)       (7,726,450)
                                                                                              --------------------- -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                                       (5,475,838)       (1,439,642)
  Other, net                                                                                         (145,569)            9,950
                                                                                             --------------------------------------

Net cash used in investing activities                                                              (5,621,407)       (1,429,692)
                                                                                             ----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of subordinated debt                                                                     (849,640)        (849,640)
  Net borrowings from note payable                                                                    326,155       10,000,000
  Net repayments of revolving loan                                                                (14,431,768)        (109,974)
  Net proceeds from sale of common stock                                                           29,663,978
  Payment of dividends                                                                               (144,451)        (288,902)
                                                                                             -----------------------------------

Net cash provided by financing activities                                                          14,564,274        8,751,484
                                                                                             ----------------------------------

Net decrease in cash                                                                                 (162,410)        (404,658)
Cash, beginning of period                                                                             291,488          596,429
                                                                                            ------------------------------------

Cash, end of period                                                                         $         129,078 $        191,771
                                                                                            =====================================

Supplemental disclosures of cash flow information:

 Cash paid during the period
  for:
    Interest                                                                                 $      1,448,773  $     1,851,446
    Income taxes                                                                              $     2,053,000
  Cash received during the period for:
    Income taxes                                                                                               $       400,000


The accompanying notes are an integral part of this statement.

PLUMA, INC.

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED) JUNE 30, 1997

--------------------------------------------------------------------------------


1.    ACCOUNTING POLICIES

      The accompanying unaudited financial statements of Pluma, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim periods.

      In the opinion of management, these financial statements include all adjustments, including all normal recurring accruals, necessary for a fair presentation of the financial position at June 30, 1997 and December 31, 1996, the results of operations for the three months and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996.

      The operating results for the three months and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year ending December 31, 1997.

2.    INVENTORIES

      Inventories consist of the following:

                                            (UNAUDITED)
                                             JUNE 30,         DECEMBER 31,
                                               1997               1996

      At FIFO cost:

          Raw materials                  $    1,467,564      $     1,279,512
          Work-in-progress                    4,175,085            3,297,522
          Finished goods                     34,747,180           30,037,951
          Production supplies                 1,178,248              608,824
                                         --------------      ---------------
                                             41,568,077           35,223,809
      Excess of FIFO over LIFO cost            (410,178)             (83,930)
                                         --------------      ---------------
                                             41,157,899           35,139,879
      Excess of cost over market               (872,590)          (1,113,984)
                                         --------------      ---------------
                                         $   40,285,309      $    34,025,895
                                         ==============      ===============

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

      In October 1995 and April 1996, the Company granted 379,776 and 32,384 options, respectively, to purchase Common Stock at an exercise price of $13.077 per share of which 117,171 options are exercisable as of June 30, 1997 and December 31, 1996. 29,440 options were forfeited as of December 31, 1995. The remaining 265,549 options become exercisable in 20% increments on the anniversary dates of the grants as follows:

                  YEAR                                      SHARES

                  1997                                      64,768
                  1998                                      64,768
                  1999                                      64,768
                  2000                                      64,768
                  2001                                       6,477
                                                        ----------
                                                           265,549
                                                        ----------

      The Company applies APB Opinion No. 25 and related interpretations in accounting for the 1995 Stock Option Plan. Accordingly, no compensation cost has been recognized since the exercise price approximates the fair value of the stock price at the grant dates. Had compensation cost been determined based on the fair value at the grant date consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" the Company's net income and earnings per share would have been effected for the three months and six months ended June 30, 1997 and 1996 as indicated below:

                                Three Months                   Six Months
                                Ended June 30,                Ended June 30,
                             1997           1996           1997           1996
Net Income:
   As reported .....      $1,430,627      $640,806      $2,295,062   $   718,861
   Pro forma .......      $1,430,627       502,303       2,295,062       580,359
Earnings per Share:
   As reported .....      $      .18      $    .12      $      .33   $       .14
   Pro forma .......      $      .18      $    .09      $      .33   $       .11



5.    EARNINGS PER SHARE

      In February 1997, the Financial Accounting Standards Board issued
      Statement of Financial Accounting Standards No. 128 "Earnings per Share"
      ("SFAS 128") which changes the method of computing and presenting earnings per share. SFAS 128 requires the presentation of basic earnings per share and diluted earnings per share ("EPS") on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and warrants. SFAS
      128 is effective for financial statements for periods ending after December 15, 1997 and early adoption is not permitted. The pro forma basic earnings per share and diluted earnings per share calculated in accordance with SFAS 128 for the three months and six months ended June 30, are as follows:

                                                (Unaudited)       (Unaudited)
                                               Three Months        Six months
                                               Ended June 30,    Ended June 30,
                                                1997    1996      1997    1996

      Pro forma basic earnings per share      $  .18   $  .12    $  .33   $  .14
      Pro forma diluted earnings per share    $  .18   $  .12    $  .33   $  .14

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



RESULTS OF OPERATIONS

      The following table presents the major components of the Company's
      Statement of Operations as a percentage of net sales:

                                             (Unaudited)      (Unaudited)
                                            Three Months       Six Months
                                           Ended June 30,    Ended June 30,
                                         1997      1996      1997      1996

      Net sales                         100.0%     100.0%   100.0%     100.0%
      Cost of goods sold                 84.5       87.9      83.7      87.4
                                      -------   --------    ------    ------
      Gross profit                       15.5       12.1      16.3      12.6
      Selling, general and
        administrative expenses           7.6        6.8       8.7       7.7
                                      -------   --------    ------    ------
      Income from operations              7.9        5.3       7.6       4.9
      Other expenses, net                 1.1        2.4       1.5       2.9
                                      -------   --------    ------    ------
      Income before income taxes          6.8        2.9       6.1       2.0
      Income taxes                        2.5        1.1       2.2        .7
                                      -------   --------    ------    ------
      Net income                          4.3%       1.8%      3.9%      1.3%
                                      =======   ========    ======    ======

      THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 ("1997"), COMPARED TO
      THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 ("1996").

      NET SALES - Net sales for the six months ended June 30, 1997 were $60.5 million, an increase of $4.7 million, or 8.4%, over net sales of $55.8 million for the first six months of 1996. This increase in net sales was principally attributable to increased sales of fleece and an increase in the combined average sales price per dozen. Sales of fleece increased by 23.5% to $34.0 million in 1997 from $27.5 million in 1996. The combined average sales price per dozen increased by 3.8%. Net sales for the second quarter of 1997 were $33.2 million, a decrease of 2.0% from net sales of $33.9 million in the comparable period of the prior year. This decrease is primarily the result of lower unit volume.

      GROSS MARGINS - Gross margins improved to 15.6% and 16.3% for the second quarter and first six months of 1997, respectively, from 12.2% and 12.6% in the comparable periods of 1996. This improvement in gross margins was the result of increased sales of fleece as a percent of total sales, lower yarn costs, and lower unit overhead costs.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") - For the first six months, SG&A expenses increased 22.7% to $5.3 million in 1997 from $4.3 million in 1996. SG&A as a percent of sales for 1997 was 8.8% compared to 7.7% in 1996. This increase in SG&A expense is primarily attributable to travel and training expenses related to the implementation of a new management information system, an increase in compensation expense principally related to increased bonus accruals as the result of higher earnings, and expenses associated with the opening of new outlet stores.

      OTHER EXPENSES, NET - Other expenses, net, decreased 53.8% to $0.4 million in the second quarter of 1997 and 41.1% to $0.9 million in the first six months of 1997. This decrease is due primarily to a decrease in interest expense. Net proceeds from the March 1997 initial public offering and from the April 1997 overallotment exercise were used to reduce debt.

      INCOME TAXES - The effective tax rate was 36.8% in 1997 and 1996.

      LIQUIDITY AND CAPITAL RESOURCES

      PRINCIPAL SOURCES OF LIQUIDITY - Principal sources of liquidity have been net proceeds from the Company's initial public offering and bank financing. In March 1997, the Company completed its initial public offering of 2,500,000 shares of common stock at $12.00 per share. Upon the exercise of an overallotment option in April 1997, the Company issued an additional 293,300 shares at $12.00 per share. The $29.6 million in net proceeds from the issuance of Common Stock was used to reduce debt. The
      Company maintains a revolving credit facility which permits borrowing of up to $55.0 million. As of June 30, 1997, $29.1 million was outstanding under the facility, leaving $25.9 million in availability. Management believes that the funding available to the Company is sufficient to meet its anticipated capital expenditures, working capital, and other financial needs.

      CASH FLOWS FROM OPERATING ACTIVITIES - For the six months ended June 30,
      1997 and 1996, net cash used in operating activities totaled $9.1 million and $7.7 million, respectively. Accounts receivable, net, increased $10.3 million from December 31, 1996 to June 30, 1997 due to increased sales volume and seasonality of activewear shipments. Inventories increased $6.3 million from December 31, 1996 to June 30, 1997 in order to support shipments due in the last six months of the year.

      CASH FLOWS FROM INVESTING ACTIVITIES - Capital expenditures were $5.5 million for the six months ended June 30, 1997. These capital expenditures were primarily to enhance manufacturing and management information systems capabilities.

      CASH FLOWS FROM FINANCING ACTIVITIES - For the six months ended June 30,
      1997, the Company had net repayments of $14.4 million as $29.6 million net proceeds from the issuance of Common Stock were used to reduce debt.

PART II - OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES

         On January 28, 1997, the Board of Directors declared a 0.736-for-one reverse Common Stock split for shareholders of record on February 3, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

         Exhibit
         Number                                             Filed Herewith (*)

         11.1 Computation of Earnings per Share                     *
         27.0 Financial Data Schedule (for SEC use only)

b.       Reports on Form 8-K

         None



SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities
      Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      Pluma, Inc.

      August 11, 1997                  ___________________________________
                                       R. Duke Ferrell, Jr.
                                       President, Chief Executive Officer
                                       and Director

      August 11, 1997                  ___________________________________
                                       Forrest H. Truitt II
                                       Executive Vice President, Treasurer
                                       and Chief Financial Officer


