Form 10-Q
period 1997-09-30
PLUMA INC
filed 1997-11-14
CIK 829044

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997.............................

                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from....................to...........................
Commission file number.........333-18755.......................................
                      .....................................Pluma, Inc..........
             (Exact name of registrant as specified in its charter)

                North Carolina                                  56-1541893
(State or other jurisdiction of incorporation                (I.R.S. Employer
                 or organization)                           Identification No.)

 .............................................................................
                    (Address of principal executive offices)
                                   (Zip Code)


 ...............801 Fieldcrest Road, Eden, North Carolina  27289................
              (Registrant's telephone number, including area code)
   .............................(910) 635-4000..............................
     (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X           No
      ......            ........

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 8,109,152 shares of common stock, no par value, as of November 14, 1997

PLUMA, INC.

INDEX TO FORM 10-Q
-----------------------------------------------------------------------------


PART I - FINANCIAL INFORMATION

                                                                                                Page

Item 1.  Financial Statements
         Balance Sheets - September 30, 1997 and December 31, 1996                                3
         Statements of Operations - Three Months and Nine Months Ended September 30, 1997
         and 1996                                                                                 4
         Statements of Cash Flows - Nine Months Ended September 30, 1997 and 1996                 5
         Notes to Financial Statements                                                            6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                    8

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                         10



PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements




PLUMA, INC.
Balance Sheets
------------------------------------------------------------------------------------------------------------
                                                                       (Unaudited)
                                                                      September 30,           December 31,
                                                                          1997                 1996
Assets
Current assets:
  Cash                                                                       $ 138,802            $ 291,488
  Accounts receivable (less allowance - 1997, 1,007,200
    1996, $817,080)                                                         41,161,412           22,545,795
  Refundable income taxes                                                      319,937
  Deferred income taxes                                                      1,305,967            1,509,535
  Inventories                                                               35,010,866           34,025,895
  Other current assets                                                         283,511              627,576
                                                                           -----------           ----------
      Total current assets                                                  78,220,495           59,000,289
                                                                           -----------           ----------
Property, plant and equipment:
  Land                                                                         599,978              599,978
  Land improvements                                                            719,699              678,160
  Buildings and improvements                                                14,441,942           14,078,626
  Machinery and equipment                                                   40,158,662           31,753,681
                                                                           -----------           ----------
      Total property, plant and equipment                                   55,920,281           47,110,445
  Less accumulated depreciation                                             20,485,339           17,468,062
                                                                            ----------           ----------
      Property, plant and equipment, net                                    35,434,942           29,642,383
                                                                            ----------           ----------
Other assets                                                                   798,163              575,662
                                                                           -----------           ----------
Total                                                                    $ 114,453,600         $ 89,218,334
                                                                           -----------           ----------
Liabilities and Shareholders' Equity
Current liabilities:
  Current maturities of long-term debt                                       $ 849,640            $ 849,640
  Note payable                                                                 187,773
  Accounts payable                                                           6,725,626            4,456,770
  Income taxes payable                                                                              371,500
  Accrued expenses                                                           4,039,718            3,421,181
                                                                             ---------            ---------

      Total current liabilities                                             11,802,757            9,099,091
                                                                             ---------            ---------
Long-term debt                                                              33,303,467           44,419,544
                                                                             ---------            ---------
Deferred income taxes                                                        3,658,918            3,556,806
                                                                             ---------            ---------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, no par value, 1,000,000 shares authorized
  Common stock, no par value, 15,000,000 shares authorized,
    shares issued and outstanding - September 30, 1997, 8,109,152;
    1996, 5,315,852                                                          7,222,550            7,222,550
  Paid-in-capital                                                           29,626,577
  Retained earnings                                                         28,839,331           24,920,343
                                                                             ---------            ---------
      Total shareholders' equity                                            65,688,458           32,142,893
                                                                             ---------            ---------
Total                                                                    $ 114,453,600         $ 89,218,334
                                                                            ==========            =========

The accompanying notes are an integral part of this statement.

PLUMA, INC.

Statements of Operations
-------------------------------------------------------------------------------

                                                                 (Unaudited)                          (Unaudited)
                                                                 Three Months                          Nine Months
                                                              Ended September 30,                   Ended September 30,
                                                          1997              1996              1997             1996

Net sales                                                 $ 38,965,527      $ 39,719,025      $ 99,477,525     $ 95,538,124

Cost of goods sold                                          34,068,210        32,126,408        84,714,875       80,907,717
                                                          ------------        ----------      ------------      -----------
Gross profit                                                 4,897,317         7,592,617        14,762,650       14,630,407

Selling, general and administrative expenses                 1,738,339         2,355,404         7,043,811        6,678,230
                                                          ------------        ----------      ------------      -----------

Income from operations                                       3,158,978         5,237,213         7,718,839        7,952,177
                                                          ------------        ----------      ------------      -----------

Other income (expenses):
  Interest expense                                            (519,051)       (1,027,667)       (1,697,223)      (2,846,085)
  Other income                                                 158,139           118,714           407,878          359,606
                                                          ------------        ----------      ------------      -----------
Total other expenses, net                                     (360,912)         (908,953)       (1,289,345)      (2,486,479)
                                                          ------------        ----------      ------------      -----------

Income before income taxes                                   2,798,066         4,328,260         6,429,494        5,465,698
                                                          ------------        ----------      ------------      -----------

Income taxes                                                 1,029,688         1,592,800         2,366,054        2,011,377
                                                          ------------        ----------      ------------      -----------

Net income                                                 $ 1,768,378       $ 2,735,460       $ 4,063,440      $ 3,454,321
                                                          ------------        ----------      ------------      -----------
Earnings per common share and common equivalent -
  primary and fully diluted                                      $ .22             $ .51             $ .55            $ .65
                                                          ------------        ----------      ------------      -----------
Weighted average number of shares outstanding                8,109,152         5,315,852         7,366,625        5,315,852
                                                          ------------        ----------      ------------      -----------


The accompanying notes are an integral part of this statement.


PLUMA, INC.

Statements of Cash Flows
------------------------------------------------------------------------------

                                                                                     (Unaudited)
                                                                                   Nine Months Ended
                                                                                    September 30,
                                                                             1997                 1996
Cash flows from operating activities:
  Net income                                                                $ 4,063,440          $ 3,454,321
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Provision for depreciation and amortization                               3,018,571            2,832,072
    Other,  net                                                                  (1,162)               4,038
    Increase in accounts receivable                                         (18,615,617)         (13,038,484)
    Increase in deferred income taxes                                           305,680            1,099,933
    Increase in inventories                                                    (984,971)            (983,431)
    (Increase) decrease in other current assets                                 344,065             (286,529)
    Increase in accounts payable                                              2,268,856            2,666,946
   (Increase) decrease in refundable income taxes                              (691,437)           1,140,257
    Increase in accrued expenses                                                618,535            1,635,785
    Decrease in note payable - related party sales agency                        -                (1,999,000)
                                                                              ----------         -------------
Net cash used in operating activities                                        (9,674,040)          (3,474,092)
                                                                              ----------         -------------
Cash flows from investing activities:
  Purchases of property, plant and equipment                                 (8,814,148)          (1,974,263)
  Other, net                                                                   (218,320)              10,073
                                                                              ----------         -------------
Net cash used in investing activities                                        (9,032,468)          (1,964,190)
                                                                              ----------         -------------
Cash flows from financing activities:
  Repayment of subordinated debt                                               (849,640)            (849,640)
  Net borrowings from note payable                                              187,773           10,000,000
  Net repayments of revolving loan                                          (10,266,437)          (3,818,453)
  Net proceeds from sale of common stock                                     29,626,577                -
  Payment of dividends                                                         (144,451)            (433,353)
                                                                              ----------         -------------
Net cash provided by financing activities                                    18,553,822            4,898,554
                                                                              ----------         -------------
Net decrease in cash                                                           (152,686)            (539,728)
Cash, beginning of period                                                       291,488              596,429
                                                                              ----------         -------------
Cash, end of period                                                           $ 138,802             $ 56,701
                                                                              ----------         -------------
Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest (net of amounts capitalized)                                   $ 1,889,717          $ 2,865,017
    Income taxes                                                            $ 2,751,811            $ 171,188
  Cash received during the period for:
    Income taxes                                                                                   $ 400,000

The accompanying notes are an integral part of this statement.


PLUMA, INC.

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED) SEPTEMBER 30, 1997
-----------------------------------------------------------------------------


1.    ACCOUNTING POLICIES

      The accompanying unaudited financial statements of Pluma, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim periods.

      In the opinion of management, these financial statements include all adjustments, including all normal recurring accruals, necessary for a fair presentation of the financial position at September 30, 1997 and December 31, 1996, the results of operations for the three months and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996.

      The operating results for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year ending December 31, 1997.

2.    INVENTORIES

      Inventories consist of the following:

                                            (UNAUDITED)
                                          SEPTEMBER 30,       DECEMBER 31,
                                               1997               1996

      At FIFO cost:
          Raw materials                  $    1,490,557      $     1,279,512
          Work-in-progress                    4,643,401            3,297,522
          Finished goods                     29,061,938           30,037,951
          Production supplies                   982,097              608,824
                                         --------------      ---------------
                                             36,177,993           35,223,809
      Excess of FIFO over LIFO cost            (832,109)             (83,930)
                                         --------------      ---------------
                                             35,345,884           35,139,879
      Excess of cost over market               (335,018)          (1,113,984)
                                         ---------------     ---------------
                                         $   35,010,866      $    34,025,895
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

      In October 1995 and April 1996, the Company granted 379,776 and 32,384 options, respectively, to purchase Common Stock at an exercise price of $13.077 per share of which 117,171 options are exercisable as of September 30, 1997 and December 31, 1996. 2,355 and 29,440 options were forfeited as of September 30, 1997 and December 31, 1995. The remaining 263,194 options become exercisable in 20% increments on the anniversary dates of the grants as follows:

                   YEAR                                     SHARES

                  1997                                       64,179
                  1998                                       64,179
                  1999                                       64,179
                  2000                                       64,180
                  2001                                        6,477
                                                         ----------
                                                            263,194
                                                         ----------

      The Company applies APB Opinion No. 25 and related interpretations in accounting for the 1995 Stock Option Plan. Accordingly, no compensation cost has been recognized since the exercise price approximates the fair value of the stock price at the grant dates. Had compensation cost been determined based on the fair value at the grant date consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" the Company's net income and earnings per share would have been effected for the three months and nine months ended September 30, 1997 and 1996 as indicated below:

                                             Three Months                   Nine Months
                                          Ended September 30,          Ended September 30,
                                       1997             1996          1997            1996

      Net Income:
         As reported            $1,768,378    $  2,735,460     $  4,063,440   $  3,454,321
         Pro forma              $1,768,378    $  2,735,460     $  4,063,440   $  3,315,819
      Earnings per Share:
         As reported            $      .22    $        .51     $        .55   $        .65
         Pro forma              $      .22    $        .51     $        .55   $        .62

5.    EARNINGS PER SHARE

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") which changes the method of computing and presenting earnings per share. SFAS 128 requires the presentation of basic earnings per share and diluted earnings per share ("EPS") on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and warrants. SFAS 128 is effective for financial statements for periods ending after December 15, 1997 and early adoption is not permitted. The pro forma basic earnings per share and diluted earnings per share calculated in accordance with SFAS 128 for the three months and nine months ended September 30, are as follows:

                                                        (Unaudited)              (Unaudited)
                                                       Three Months              Nine months
                                                    Ended September 30,      Ended September 30,
                                                     1997         1996         1997         1996

      Pro forma basic earnings per share           $  .22       $  .51       $  .55       $  .65
      Pro forma diluted earnings per share         $  .22       $  .51       $  .55       $  .65



      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      GENERAL
      The following discussion and analysis should be read in conjunction with the financial statements and related notes of this Quarterly Report on Form 10-Q and should be read in conjunction with the Company's 1996 Annual Report.

      RESULT OF OPERATIONS
      The following table presents the major components of the Company's Statement of Operations as a percentage of net sales:

                                       (Unaudited)             (Unaudited)
                                      Three Months             Nine months
                                   Ended September 30,     Ended September 30,
                                    1997         1996        1997         1996

      Net sales                   100.0%       100.0%      100.0%       100.0%
      Cost of goods sold           87.4         80.9        85.2         84.7
      Gross profit                 12.6         19.1        14.8         15.3
      Selling, general and
        administrative expenses     4.5          5.9         7.0          7.0
      Income from operations        8.1         13.2         7.8          8.3
      Other expenses, net            .9          2.3         1.3          2.6
      Income before income taxes    7.2         10.9         6.5          5.7
      Income taxes                  2.7          4.0         2.4          2.1
      Net income                    4.5          6.9         4.1          3.6

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 ("1997"), COMPARED TO THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 ("1996")

      NET SALES
      Net sales for the nine months ended September 30, 1997 were $99.5 million, an increase of $3.9 million, or 4.1% over net sales of $95.5 million for the first nine months of 1996. This increase in net sales was principally attributable to increased sales of fleece and an increase in the combined average sales price per dozen. Sales of fleece increased by 4.7% to $60.0 million in 1997 from $57.3 million in 1996. The combined average sales price per dozen increased by 1.6%. Net sales for the third quarter of 1997 were $39.0 million, a decrease of 1.9% from net sales of $39.7 million in the comparable period of the prior year. This decrease is primarily the result of lower unit volume.

      GROSS MARGINS
      Gross margins declined to 12.6% and 14.8% for the third quarter and first nine months of 1997, respectively, from 19.1% and 15.3% in the comparable periods of 1996. These declines in gross margin were the result of lower operating efficiencies.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")
      For the first nine months, SG&A expenses increased 5.5% to $7.0 million in 1997 from $6.7 million in 1996. SG&A as a percent of sales for 1997 was 7.0% compared to 6.9% in 1996. This increase in SG&A expense is primarily attributable to travel and training expenses related to the implementation of a new management information system and expenses associated with the opening of new outlet stores. These expense increases were partially offset by a decline in compensation expense primarily related to lower bonus accruals.

      OTHER EXPENSES, NET
      Other expenses, net, decreased 60.3% to $0.4 million in the third quarter of 1997 and 48.1% to $1.3 million in the first nine months of 1997. This decrease is due primarily to a decrease in interest expense. Net proceeds from the March 1997 initial public offering and from the April 1997 overallotment exercise were used to reduce debt.

      INCOME TAXES
      The effective tax rate was 36.8% in 1997 and 1996.

      LIQUIDITY AND CAPITAL RESOURCES

      PRINCIPAL SOURCES OF LIQUIDITY
      Principal sources of liquidity have been net proceeds from the Company's initial public offering and bank financing. In March 1997, the Company completed its initial public offering of 2,500,000 shares of common stock at $12.00 per share. Upon the exercise of an overallotment option in April 1997, the Company issued an additional 293,300 shares at $12.00 per share. The $29.6 million in net proceeds from the issuance of Common Stock was used to reduce debt. The Company maintains a revolving credit facility which permits borrowing of up to $55.0 million. As of September 30, 1997, $33.3 million was outstanding under the facility, leaving $21.7 million in availability. Management believes that the funding available to the Company is sufficient to meet its anticipated capital expenditure, working capital, and other financial needs.

      CASH FLOWS FROM OPERATING ACTIVITIES
      For the nine months ended September 30, 1997 and 1996, net cash used in operating activities totaled

       $9.7 million and $3.5 million, respectively. Accounts receivable, net increased $18.6 million from December 31, 1996 to September 30, 1997 due to increased sales volume and the seasonality of activewear shipments. Inventories increased $1.0 million from December 31, 1996 to September 30, 1997.

      CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures were $8.8 million for the nine months ended September 30, 1997. These capital expenditures were primarily to enhance manufacturing and management information systems capabilities.

      CASH FLOWS FROM FINANCING ACTIVITIES
      For the nine months ended September 30, 1997, the Company had net debt repayments of $11.1 million as $29.6 million net proceeds from the issuance of Common Stock was used to reduce debt.

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

         27   Financial Data Schedule

b.       Reports on Form 8-K

         None



SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      Pluma, Inc.



                                           -----------------------------------
                                           R. Duke Ferrell, Jr.
                                           President, Chief Executive Officer
                                           and Director



                                           -----------------------------------
                                           Forrest H. Truitt II
                                           Executive Vice President, Treasurer
                                           and Chief Financial Officer