Form 10-K
period 1997-12-31
PLUMA INC
filed 1998-03-31
CIK 829044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

                    For the fiscal year ended December 31, 1997

                                       OR

 [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                           to
                               -------------------------    ------------------

Commission file number   333-18755
                         ----------

                                   PLUMA, INC.
             (Exact name of registrant as specified in its charter)

             North Carolina                          56-1541893
     (State of other jurisdiction of              (I.R.S. Employer
        incorporation or organization)           Identification No.)

           801 Fieldcrest Road                          27288
          Eden, North Carolina                       (Zip Code)
(Address of principal executive offices)




       Registrant's telephone number, including area code: (336) 635-4000

           Securities registered pursuant to Section 12 (b) ofthe Act:

         Title of Each Class                      Name of Each Exchange
                                                  on Which Registered
Common Stock, No par value                        New York Stock Exchange



          Securities registered pursuant to Section 12 (g) of the Act:
                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during he preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes  x   No      .
                                       ----    ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of Common Stock, no par value, held by non-affiliates of the registrant, as of March 25, 1998, was approximately $34,592,808.

         As of March 31, 1998, there were 8,109,152 shares of Common Stock, no par value, outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Shareholders Report for the year ended December 31, 1997 are incorporated by reference into Part II of this report.

         Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on June 2, 1998 are incorporated by reference into Parts I and III of this report.


                                     PART I

ITEM 1.  Business

GENERAL

Pluma (the "Company") is a vertically integrated manufacturer and distributor of high quality fleece and jersey activewear. The Company is focused on increasing sales and profitability by offering high value products to a diverse customer base across multiple markets and distribution channels. Currently Pluma's material customers include branded customers such as adidas and Starter, retailers such as Miller's Outpost and Sam's Club and entertainment customers such as Busch Gardens, Hard Rock Cafe and Walt Disney. The Company sells products under its own "PLUMA[R]", "SANTEE[R]" and "SNOWBANK[R]" brand names to retail and wholesale customers. In addition, Pluma sells to screenprinters and embroiderers who sell the Company's products to a wide variety of retailers, ranging from small souvenir and resort stores to large nationwide department stores. Pluma seeks to grow both by increasing sales to existing customers and by adding new customers. This diverse customer base provides product exposure to many consumer markets and enables Pluma to balance its production more evenly throughout the year, thereby improving sales and profitability.


Since its inception, the Company has been an innovator of new products and styles and has focused on delivering higher quality products. The Company was one of the first to introduce heavyweight, fuller cut fleece products at attractive price points and fleecewear with higher cotton content. These products were well received by consumers, and the Company rapidly increased sales and profitability as it expanded its business across broad market segments. In 1990, the Company began to produce heavyweight cotton jersey products suitable for outerwear in order to diversify its product mix, more efficiently utilize its manufacturing base and increase sales and profitability. Today the Company continues to be an innovator of new products and has recently introduced a thermal-lined hooded jacket with a synthetic shell which it will sell for the first time in 1998.

In addition, the Company believes its ability to collaborate with customers in developing new styles provides a distinct competitive advantage. As a result of Pluma's flexible manufacturing capabilities, customers often select the Company as their "manufacturer of choice" for its ability to develop specialized products that meet customers' cost, quality and delivery criteria.

Consistent with its strategy of distributing its products to a diverse customer base, in December of 1997, Pluma initiated the creation of a national distribution network by acquiring for cash, substantially all the assets and properties of two nationally-recognized wholesale distributorships, Stardust Corporation ("Stardust") and Frank L. Robinson Company ("FLR"), major customers of the Company. Stardust is located in Verona, Wisconsin, has operated since 1988 and serves approximately 6,000 customers. It will distribute the Company's products throughout the Midwestern United States. FLR is located in Los Angeles, California, has operated since 1936 and serves approximately 3,000 customers. It will distribute the Company's products in the Western United States. These distributors have the experience and capability to distribute the Company's products to smaller customers which the Company, as a manufacturer, finds difficult to service efficiently. The management of Stardust and FLR have joined the Pluma management team. The Company believes that this network will benefit the company by bringing Pluma closer to the ultimate consumer and allow the company to sell directly to retail customers, largely inaccessible in the past except through wholesale distributors. Pluma will continue to service other wholesale distributors not owned by the company.

To take advantage of lower production costs and remain responsive to customers' demands for specialized products, in 1997 Pluma became a partner with a Mexican corporation in a joint venture located in Aguascalientes, Mexico, which began sewing a small portion of Pluma's products. Pluma also contracted with four independent contractors in Mexico to sew some of its goods in 1997. Approximately 3% of the Company's goods were sewn in Mexico in 1997. The Company is currently negotiating with another Mexican company, and expects to complete in early 1998, the formation of a joint venture with the company which will sew a portion of the Company's goods in the State of Chihuahua, Mexico. These two joint ventures, as well as independent contractors, will continue to assemble component parts of the Company's products in 1998. The Company anticipates that it may have up to 30% of its products sewn in Mexico in 1998.

PRODUCTS

Pluma's high quality fleece and jersey activewear meet consumer preferences for heavier weights and higher cotton content. The Company's fleece products include a variety of styles and colors of tops and bottoms in seven and one-half, nine, ten, and eleven ounce weights in cotton/polyester blends ranging from 50% cotton/50% polyester to 100% cotton. Pluma also manufacturers five and one-half and seven ounce 100% jersey tops and bottoms designed for outerwear.

The Company believes that certain design and construction features enhance the quality and appeal of its products relative to most competitors.

(bullet)      Pluma's fleece and jersey tops are fuller cut and heavier weight.
(bullet)      Pluma produces higher stitch count fabrics to reduce
              shrinkage, provide a better printing surface and increase
              softness.
(bullet)      Pluma uses air jet spun yarn for its 50% cotton/50% polyester fleece fabric to prevent pilling.
(bullet)      All of Pluma's ribbed fabrics contain Spandex(TM) to retain shape.
(bullet)      Pluma uses greater detail in its sewing processes to enhance durability and appearance.
(bullet)      Pluma utilizes advanced finishing techniques, including the application of softeners and napping (brushing), to give its fleece fabrics more bulk and softer texture.


The sales mix of fleece and jersey products for the three years ended December 31, 1997, in sales, gross dozens sold, excluding close-outs and irregulars, and the average sales price per dozen is as follows:


                                            Year Ended December 31

                           1997                      1996                           1995
In thousands             ------------------          ---------------            ------------------
Except average             Gross    Avg.             Gross    Avg.                 Gross     Avg.
Sales price per dozen    Dozens Sales Price/ Dozens  Sales Price/     Dozens    Sales Price/
                           Sales     Sold   Dozen     Sales    Sold    Dozen      Sales      Sold      Dozen
                          --------  -----   -------  -------- ----- --------    ----------- -----    --------
Fleece                     $80,751    879    $91.88  $ 80,423   871 $  92.41     $ 70,634     826     $ 85.50
Jersey                      51,836    841     61.67    46,803   765    61.16       29,989     480       62.43
                          --------  -----            -------- -----              --------   -----
Total/Average             $132,587  1,720    $77.10  $127,226 1,636 $  77.79     $100,623   1,306    $  77.01
                          ========  =====            ======== =====              ========   =====



Historically, the Company's sales have been derived predominantly from fleece products. However, since introducing jersey products in 1990, the Company has increased jersey sales in order to diversify its product mix, more efficiently utilize its manufacturing base and reduce the impact of seasonality that is inherent in the fleece industry. Generally, jersey products sell at lower price points and generate lower profit margins than fleece.

As of December 31, 1997 and 1996, the Company had backlog orders of approximately 645,475 dozens, or approximately $36,939,287 million, and 320,899 dozens or approximately $22,668,135 million, respectively. Backlogs are computed from orders on hand at the last day of each fiscal period. The Company believes that as a result of the seasonality and the just-in-time nature of its business, order backlogs are not a reliable indicator of future sales volume.

CUSTOMERS

Pluma targets a diverse customer base which is comprised of five primary markets: Branded, retailers, screenprinters and embroiderers, wholesale distributors and entertainment. As a result of Pluma's ability to customize products according to its customer's needs, it is focusing on increasing sales to its branded and retail customers, which produce higher gross margins.

For the years ended December 31, 1997, 1996, and 1995, Pluma's top ten customers accounted for 80.2%, 75.5% and 75.6%, respectively, of the Company's net sales and 47.18%, 65.4% and 78.2%, respectively, of its accounts receivable. For the year ended December 31, 1997, the Company's top three customers, Sam's Club, adidas and FLR, accounted for 31.1%, 12.0% and 8.7%, respectively, of the Company's net sales. For the year ended December 31, 1996, the Company's top three customers, Sam's Club, adidas and FLR, accounted for 24.1%, 14.7% and 7.2%, respectively, of the Company's net sales. For the year ended December 31, 1995, the Company's top three customers, Sam's Club, FLR and Starter accounted for 16.1%, 12.8% and 11.4%, respectively, of the Company's net sales. Pluma provides products to its customers pursuant to purchase orders on an as-needed basis.

BRANDED

Branded accounts consist of customers such as adidas and Starter. These accounts require the manufacturer to meet exact specifications, such as styling, color, screenprinting and embroidery. Products are labeled, packaged and shipped ready for sale to consumers. The Company's ability to accommodate the specialized nature of products manufactured for these customers often results in higher margins. Branded accounts constituted approximately 23.0% of the Company's net sales for the year ended December 31, 1997, 20.6% of the Company's net sales for 1996 and 20.6% for 1995.



RETAILERS

Retail customers include specialty, high-end and value-oriented retailers. The Company's largest retail customer in 1997 was Sam's Club, which markets and sells PLUMA[R] labeled products. Pluma's other retail customers include Miller's Outpost, which sells its own private label products manufactured by Pluma or products with Pluma's "SANTEE(R)" label. The Company believes that this market segment holds significant opportunity for growth as other value-oriented retail formats continue to grow in popularity. Retail customers constituted approximately

40.88% of the Company's net sales for the year ended December 31, 1997 and 33.7% and 27.% for the same periods in 1996 and 1995, respectively. As a result of the growth of the Company's business with Sam's Club, coupled with increased consumer recognition of the "PLUMA"(R) brand name, the Company has granted a license to Kayser Roth Corporation ("Kayser Roth") that allows it to manufacture and distribute socks to Sam's Club under the "PLUMA"(R) brand name.

SCREENPRINTERS AND EMBROIDERERS

Screenprinters and embroiderers include Endless Design and Embroidery Services among others. These customers typically purchase basic products to which they add design and logos; they then resell these products to a wide variety of retailers, ranging from small souvenir and resort stores to large, nationwide department stores. Certain screenprinters and embroiderers resell under Pluma's "SANTEE(R)" label. Screenprinters and embroiderers constituted approximately 11.3% of the Company's net sales for the year ended December 31, 1997 and 19.7% and 26.7% for the same periods in 1996 and 1995, respectively.

WHOLESALE DISTRIBUTORS

Wholesale distributors have included FLR, Alpha and Stardust. These customers generally purchase goods in large volume for further distribution to small customers, which are typically more difficult for the Company to service. All products sold to these customers contain Pluma's "SANTEE(R)" label, which is becoming more recognizable by consumers. Wholesale distributors constituted approximately 16.7% of the Company's net sales for the year ended December 31, 1997 and 17.5% and 22.8% for the same periods in 1996 and 1995, respectively. The Company purchased Stardust and FLR in December 1997 and will continue to operate these distributorships.

ENTERTAINMENT

Entertainment accounts consist of customers such as Busch Gardens, Hard Rock Cafe and Walt Disney. This market segment demands a basic product on which designs are printed or embroidered for souvenir sales. Demand for goods sold to this market segment is relatively consistent throughout the year. Entertainment accounts constituted approximately 8.1% of the Company's net sales for the year ending December 31, 1997 and 8.4% and 12.9% for the same periods in 1996 and 1995 respectively.

MANUFACTURING

Pluma is a vertically integrated manufacturer. The Company's manufacturing process consists of knitting, dyeing, finishing, cutting and sewing. Using proprietary equipment and advanced manufacturing processes, Pluma has the flexibility to shift its knitting, dyeing and sewing operations between various fabric weights, blends and styles, as well as between fleece and jersey with minimal downtime. These capabilities allow Pluma to service effectively and efficiently its diverse customer base.

Pluma currently manufactures most of its products domestically at sites within close proximity to each other and uses technologically advanced equipment and sophisticated production scheduling systems. The Company recently chose to move some of its production to Mexico to meet customer demands for value. The Company believes that adding production from Mexico will improve the Company's ability to service more of its customers' needs while maintaining their just-in-time delivery requirements and minimizing transportation costs.

Pluma's vertically integrated manufacturing process includes the following:

KNITTING

The Company operates modern, high-speed circular knitting machines that produce various types of fabric in its manufacturing facilities in Eden, North Carolina. The circular knitting process eliminates the need for side- seaming, reduces waste and consequently, lowers production costs. The Company also continues to purchase new knitting equipment and components that should increase efficiency in its knitting operations. Proprietary knitting processes enable the Company to change its production with minimal downtime for setup. The Company can shift its knitting processes between various fabric blends, weights and styles, as well as between fleece and jersey fabrics, without significant loss of utilization. Pluma uses Spandex(TM) in all of its ribbed fabrics to retain shape and produces high stitch count fabrics, which results in lower shrinkage, a better printing surface and a softer feel.

DYEING

The Company believes that its computer-controlled, pressurized dyeing operations in Eden, North Carolina, are state-of-the-art. Computerized controls reduce processing time and improve control of dyeing cycles, temperatures, water pressure and chemical usage, thereby producing greater consistency and minimizing waste. In addition, the Company's pressurized dyeing process increases bulking, which reduces shrinkage and color bleeding of its fabrics.

FINISHING

The finishing process consists of extracting, drying, napping (brushing) and compacting the fabric. The extraction process involves the addition of fabric softeners to ensure that the fabric retains its softness during the drying process. Fleece fabrics are then napped to produce a soft and heavy feel. Also, fabrics are compacted to minimize shrinkage and increase stability. The Company is currently adding new finishing processes to accommodate newly developed fabrics.

CUTTING

Pluma's cutting operation in Eden, North Carolina, uses Bierrebi automatic continuous-cutting machines with computer-controlled hydraulic die-cutting heads. The Company also uses a Gerber cutting system which interfaces with its computerized pattern design process. The Company utilizes these machines to improve consistency and efficiency and generate less waste. Manual cutting is used to provide flexibility to process low-volume orders.

SEWING

The Company's sewing facilities are located in Eden, North Carolina, and in Martinsville, Rocky Mount, Chatham, Vesta and Altavista, Virginia. Pluma's sewing operations begin with the preassembly of component parts utilizing computerized sewing equipment. Preassembled parts are then sewn using the Company's proprietary tandem sewing process or conventional sewing. Management believes that its tandem sewing process is unique and gives the Company a competitive advantage in sewing operations by enhancing product quality and manufacturing flexibility.

Pluma's proprietary tandem sewing process utilizes the Company's patented tandem sewing table. This proprietary equipment allows operations to move rapidly between sewing steps to reduce further assembly time. The table is easily adjustable to accommodate different operators' physical characteristics, minimizing downtime between shifts and thereby facilitating multi-shift operations.

The Company engages independent sewing contractors for low volume, special style products that require specific equipment. These independent contractors also assist the Company during peak manufacturing periods by providing additional capacity. Approximately 15.0%, 16.0% and 14.9% of the Company's products were sewn by independent contractors in 1997, 1996 and 1995, respectively. As stated above, in 1997, approximately 3% of the Company's products were sewn in Mexico by independent contractors and a joint venture of which the Company is a partner. The Company anticipates that up to 30% of its products may be sewn in Mexico in 1998 by the above-referenced joint venture, a new joint venture and independent contractors.

The Company hires independent embroidery and screen printing subcontractors to print or embroider special images on products ordered by certain of its entertainment and branded accounts. The Company believes that it is more cost effective to out-source these services.

PACKAGING AND DISTRIBUTION

Pluma operates a three-building complex in Martinsville, Virginia, which serves as its central packaging and distribution facility. The complex contains approximately 462,950 square feet of packing and storage space.

The packaging process includes folding, tagging, bagging, packing and bar coding. The Company's packaging operation employs automated folding machines and other technologically advanced equipment that package products efficiently.

Pluma uses computers, scanners, radios, conveyor systems and order pickers to track, locate and move products within its facilities and to the loading docks for shipment. One conveyor system links two facilities, thereby significantly reducing handling time.

The Company leases a fleet of eleven tractors and eighty-seven trailers and owns seven trailers. It leases two trucks to transport materials between plants, as necessary. It relies upon common carriers for delivery to its customers.

SOURCES OF RAW MATERIALS

Pluma purchases yarn, dye stuffs and chemicals that are the principal raw materials used in its products. Management believes that there is sufficient availability of raw materials from a number of suppliers at competitive prices to satisfy current and anticipated needs of the Company.

The Company does not spin its own yarn. Yarn spinning is a capital intensive operation in which there is substantial domestic and foreign competition. The Company has stable relationships with its principal yarn suppliers and often makes advance purchases of yarn based on projected demand. The Company has contracted to purchase substantially all of its projected yarn needs for 1998. However, should any or all of these suppliers be unable for any reason to fulfill their obligations under these yarn contracts, the Company believes that such an occurrence would not have a material adverse effect on the Company's business as yarn is available to the Company from other suppliers at comparable prices.

Pluma maintains a five- to ten-day supply of raw material inventories, minimizing the need for storage space. During 1997, Pluma's principal yarn suppliers included Parkdale Mills, Inc. and Mayo Yarns, Inc. and its principal supplies of dye and chemicals included Clariant, DyStar and Ciba Specialty Chemicals. The Company anticipates that these suppliers, as well as others, will continue to supply the Company with raw material as needed.

SEASONALITY

The activewear business is seasonal. Typically, demand for fleece products is much lower during the first and second quarters each year and is partially offset by increased demand for jersey products in these periods.


Notwithstanding the Company's efforts to diversify its products and customer base to create a more consistent demand for its products throughout the year, the Company produces and stores fleece finished goods inventory during the first half of each year. This practice enables the Company to meet the heavy demand for delivery during the second half of the year.

COMPETITION

The fleece and jersey activewear industry is highly competitive. Pluma's major competitors are vertically integrated manufacturers such as Fruit of the Loom, Inc., Russell Corporation, Tultex Corporation, Sara Lee Corporation and VF Corporation. Certain of these competitors have greater financial resources and larger manufacturing, distribution and marketing capabilities than the Company; however, no single manufacturer dominates the industry. Among other factors, the Company's future success will depend to a significant extent upon its ability to remain competitive in the areas of price, quality, marketing, product development, manufacturing capabilities, distribution and order processing, which are the principal methods of competing within the fleece and jersey apparel industry.

In recent years, certain fleece and jersey apparel manufacturers have overproduced inventory as a result of excess plant and equipment capacity. This oversupply of inventory has on occasion led to inventory dumping, resulting in price reductions for fleece and jersey apparel. Such lower prices have had an adverse effect upon the Company's operating results. The Company believes that continuation of this practice would have an adverse impact on fleece and jersey apparel manufacturers, including the Company.

In general, wholesale distributors warehouse inventory longer than other distribution channels. Consequently, manufacturers, including the Company, have extended to wholesale customers longer payment terms. In addition, certain manufacturers recently began a practice of consigning products to wholesale distributors for competitive reasons. Should wholesale distributors of fleece and jersey apparel demand and receive longer payment terms than currently exist, or should consignment of inventory become common within the industry, the Company could be adversely impacted by increased inventory costs, delays in collecting receivables and return of inventory.

ENVIRONMENTAL MATTERS

The Company is subject to various federal, state and local environmental laws and regulations governing, among other things, the discharge, storage, handling and disposal of a variety of hazardous and nonhazardous substances and wastes used in or resulting from its operations and potential remediation obligations thereunder. At the Company's textile manufacturing facility in Eden, North Carolina, the Company disposes of dye waste through the city's municipal wastewater treatment system under a permit issued by state regulatory authorities.

The Company's operations also are governed by laws and regulations relating to employee safety and health, principally OSHA and regulations thereunder, which, among other things, establish exposure limitations for cotton dust, formaldehyde, asbestos and noise, and regulate chemical and ergonomic hazards in the workplace.

LABOR

The Company had approximately 2,400 employees at December 31, 1997. Management considers labor relations to be excellent. The Company is subject to one collective bargaining agreement affecting approximately 24 of the company's employees employed in Los Angeles, California. This agreement will be renegotiated in September 1998. Some of the Company's competitors located in its geographic area are unionized, and there can be no assurance that the Company will not become a target for union organizing activity in the future. To the extent that unionization increases the Company's cost of operations, the Company would be impacted adversely from both an operating and financial standpoint.

TRADEMARKS AND LICENSES

Pursuant to an Assignment from Superba, Inc. recorded December 22, 1997, Pluma became the owner of the registered trademark SANTEE(R), Registration No. 830,629. SNOWBANK(R) and PLUMA(R) are also registered trademarks owned by Pluma, Registration No. 2,079,657 and Registration No. 2,139,902, respectively. PLUMA(R), SANTEE(R) and SNOWBANK(R) are all utilized in connection with marketing certain styles of the Company's activewear.

On October 24, 1995, the Company entered into a license agreement with Kayser Roth granting to Kayser Roth a limited exclusive license to use the name "PLUMA"(R) in connection with the manufacture and sale of socks in the United States and Mexico to Sam's Club (the "Kayser Roth Agreement"). The Company receives a royalty from Kayser Roth equal to 2.0% of net sales of socks bearing the Pluma label up to $3,000,000 of such sales and 1.5% of all net sales of socks thereafter (in each case, less customary trade discounts, shipping charges, returns and allowances and sales taxes). The Kayser Roth Agreement terminates on December 31, 1998, but is renewable by Kayser Roth for successive one-year terms thereafter. The Company maintains appropriate quality control standards in the Kayser Roth Agreement designed to ensure that only quality products are distributed under the PLUMA(R) name.

On July 30, 1996, U.S. Patent No. 5,540,160 was issued by the USPTO for the Company's tandem sewing table.

ITEM 2.  Properties

All of the Company's facilities are located in North Carolina, Virginia, Wisconsin and California. All buildings are well maintained and several of its facilities have been expanded or are currently undergoing expansion since operations commenced in 1987 to accommodate the Company's growth. The location, approximate size, owned or leased status, year in which operations commenced and use of the Company's principal facilities are summarized in the following table:




                                                                                   Use
Location              Square Footage         Ownership       Operations           --------------------
--------              --------------         ---------       Commenced
                                                             ----------
Eden, NC                  170,900              Owned            1987                Executive offices,
                                                                                    dyeing, finishing
                                                                                    and cutting

Eden, NC                   83,900              Owned            1993                Knitting and yarn
                                                                                    storage


Eden, NC                  20,600              Leased            1996                Outlet store


Eden, NC                  18,000              Leased           1987(1)              Sewing


Martinsville, VA         198,000              Leased           1996                 Distribution and
                                                                                    warehouse


Martinsville, VA         181,600              Leased           1988                 Distribution,
                                                                                    packaging and
                                                                                    warehouse


Martinsville, VA          83,200              Leased           1994                 Packaging,
                                                                                    warehouse and
                                                                                    management
                                                                                    information systems


Martinsville, VA          43,900              Owned           1988                  Sewing

Martinsville, VA          15,600             Leased           1992                  Storage

Martinsville, VA          11,500             Leased           1997                  Product
                                                                                    Development and
                                                                                    Outlet store


Martinsville, VA           8,300             Owned            1997                  Marketing and sales
                                                                                    office and some
                                                                                    executive offices




Rocky Mount, VA           82,000            Owned             1995                  Sewing

Chatham, VA               52,000            Owned             1990                  Sewing

Vesta, VA                 24,000            Owned             1994                  Sewing

Altavista, VA             12,000            Owned             1996(2)               Sewing

Altavista, VA              2,200           Leased             1997                  Outlet Store

Los Angeles, CA          139,500           Leased             1997                  Distributor

Verona, WI               63,000             Owned             1997                  Distributor


(1) The Company leased this facility from 1987 through 1993 and subsequently executed a new lease for this facility in December 1996.

(2) The Company exercised its option to purchase this property in October 1997.

ITEM 3.  Legal Proceedings

         The Company is not a party to nor is any of its property the subject of any legal proceedings, the result of which it believes could have a material adverse impact on its business, properties, or financial condition.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         None.

EXECUTIVE OFFICERS OF THE COMPANY

         "Election of Directors' on pages 5 through 6 of the Proxy Statement for the Annual Meeting of Share Owners to be held June 2, 1998, is incorporated herein by reference.

         Additional executive officers who are not directors are as follows:

       Name                   Age       Position
       ----                   ---       --------
Forrest H. Truitt, II         43        Executive Vice President, Treasurer
                                        and Chief Financial Officer

Milton A. Barber, IV          37        Senior Vice President of Sales and
                                        Marketing

David S. Green                48        Senior Vice President of Human
                                        Resouces

Walter E. Helton              58        Senior Vice President of Operations

Douglas A. Shelton            41        Senior Vice President of Manufacturing

Raymond L. Rea                56        Vice President of Manufacturing

Nancy B. Barksdale            40        Vice President and Controller

Jeffrey N. Robinson           35        Vice President of Sales and President
                                        of Frank L. Robinson, Inc.

James E. Beale                44        Vice President of Wholesale Distribution
                                        and President of Stardust Corporation

John R. Beale                 50        Executive Vice President of Stardust
                                        Corporation

FORREST H. TRUITT, II became Vice President, Treasurer and Chief Financial Officer in March 1996 and became an Executive Vice President in January 1997. From February 1994 until he joined the Company, Mr. Truitt was a self-employed financial consultant. Prior to that time, he served as the Chief Financial Officer of Mayo Yarns from September 1993 to February 1994, and Vice President of Finance and Secretary/Treasurer of Vintage Yarns, Inc. from 1982 until 1993.

Milton A. Barber IV became Senior Vice President of Sales and Marketing in October 1997. Mr. Barber has been Vice President of Sales and Marketing since January 1986. From July 1991 until December 1995, Mr. Barber served as an Assistant Vice President of Sales & Marketing for Box & Company. Mr. Barber was employed by Bassett-Walker, Inc. from 1987 until 1991.

DAVID S. GREEN became Senior Vice President of Human Resources in October 1997. Mr. Green has served the company as Vice President of Human Resources since 1993. Prior to joining the Company, Mr. Green had been employed by Sara Lee for 17 years where his most recent title was Director of Employee Relations at the Martinsville, Virginia knitwear division.

WALTER E. HELTON became Senior Vice President of Operations in October 1997. Mr. Helton is Vice President of Operations responsible for management information systems and distribution. Before joining the Company in January 1992, Mr. Helton was employed by Sara Lee as Director of Information Systems.

DOUGLAS A. SHELTON is Senior Vice President of Manufacturing. Mr. Shelton joined the company in May 1996 as Director of Cutting. He was employed previously by Sara Lee as Plant Manager from August 1989 until May 1996.

RAYMOND L. REA is Vice President of Manufacturing responsible for all sewing operations. Prior to his employment with the Company in 1987, Mr. Rea had been employed by Basset-Walker, Inc. for 25 years.

Nancy B. Barksdale is Vice President and Controller. From 1979 to 1983, Ms. Barksdale was a staff accountant of Deloitte & Touche LLP. She received her CPA certification from the Commonwealth of Virginia in 1983. From 1983 until 1987, Ms. Barksdale was employed by Bassett-Walker, Inc. as Assistant Controller. Since 1987, Ms. Barksdale has served as Controller for Pluma, and served as Treasurer from August 1993 until March 1996. She was promoted to Vice President in January 1986.

JEFFREY N. ROBINSON is Vice President of Marketing & Sales and President of Frank L. Robinson, Inc., a division of Pluma, Inc. Prior to joining the Company in 1997, Mr. Robinson was employed as a partner in Frank L. Robinson Company, a wholesale distributor, since 1985.

JAMES E. BEALE is Vice President of Wholesale Distribution and President of Stardust Corporation, a division of Pluma, Inc. Mr. Beale served as General Manager of Stardust Corporation, wholesale distributor since 1988. Mr. Beale is the brother of John R. Beale, an executive officer of Stardust Corporation.

JOHN R. BEALE is Executive Vice President of Stardust Corporation, a division of Pluma, Inc. Mr. Beale was President and founder of Stardust Corporation in 1988. He is the brother of James A. Beale, an executive Officer of the Company.

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

"Dividend and Market Information" on page 32 of the Annual Shareholders Report for the year ended December 31, 1997 are incorporated herein by reference.

The approximate number of holders of the Company's common stock at March 26, 1998 was 1,929, which includes record and beneficial holders.

ITEM 6.  Selected Financial Data

"Selected Financial and Operating Data" on pages 10 and 11 of the Annual Shareholders Report for the year ended December 31, 1997 is incorporated herein by reference.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

"Management's Discussion and Analysis of Financial Condition and Results of Operation" on page 12 of the Annual Shareholders Report for the year ended December 31, 1997 is incorporated herein by reference.

ITEM 8.  Financial Statements and Supplementary Data

The following consolidated financial statements of the registrant and its subsidiaries, included in the Annual Shareholders Report for the year ended December 31, 1997 are incorporated herein by reference:

                  Balance Sheets - December 31, 1997 and December 31, 1996

                  Statements of Operations - years ended December 31, 1997, December 31, 1996 and December 31, 1995

                  Statements of Cash Flows - years ended December 31, 1997, December 31, 1996 and December 31, 1995

                  Statements of Shareholders' Equity - years ended December 31, 1997, December 31, 1996 and December 31, 1995

                  Notes to Financial Statements - years ended December 31, 1997, December 31, 1996 and December 31, 1995

                  Report of Independent Auditors

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

The sections entitled "Nominees for Election Term Expiring 2001," "Incumbent Directors Term Expiring 2000," and "Incumbent Directors Term Expiring 1999" on pages 2 and 3 of the Proxy Statement for the Annual Meeting of Share Owners to be held June 2, 1998, are incorporated herein by reference.

"Executive Officers of the Company" on page 10 of this report is incorporated herein by reference.

ITEM 11. Executive Compensation

"Compensation Committee Report on Executive Compensation," "Performance Graph," "Executive Compensation," "Stock Options and Stock Appreciation Rights" and "Aggregated Opinion/SAR Exercises in the Last Fiscal Year and Year End Option Values" on pages 7 through 12 of the Proxy Statement for the Annual Meeting of Share Owners to be held June 2, 1998, are incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

         (a) Information concerning security ownership of management set forth in the Proxy Statement for the Annual Meeting of Share Owners to be held June 2, 1998, under the caption "Ownership of Equity Securities in the Company" on page 5 is incorporated herein by reference.

         (b) "Principal Share Owners" on page 7 of the Proxy Statement for the Annual Meeting of Share Owners to be held June 2, 1998 is incorporated herein by reference.

         (c) There are no arrangements known to the registrant the implementation on consummation of which may result in a change in control of the registrant.

ITEM 13. Certain Relationships and Related Transactions

"Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions Involving Directors not on the Compensation Committee" on pages 4 and 5 of the Proxy Statement for the Annual Meeting of Share Owners to be held June 2, 1998 are incorporated herein by reference.


                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  List of Documents filed as part of this report:

          (1)  Financial Statements
               All financial statements of the registrant as set forth under
               Item 8 of this report on Form 10-K.
          (2)  Financial Statement Schedules
          (3)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)


Exhibit                                                              Page Number or
Number                         Description                          Incorporation by
------                         -----------                            Reference to
                                                                    -----------------
3.1            Amended and Restated Articles of            Exhibit 3.1 to Registration
               Incorporation                               Statement No. 333-18755, filed
                                                           December 24, 1996
3.2            By-Laws                                     Exhibit 3.2 to Registration
                                                           Statement No. 333-18755, filed
                                                           December 24, 1996
4.1            Specimen Common Stock Certificate           Exhibit 4.1 to Registration
                                                           Statement No. 333-18755, filed
                                                           December 24, 1996
10.1           Lease Agreement dated June 10, 1989,        Exhibit 10.1 to Registration
               by and between North Bowles                 Statement No. 333-18755, filed
               Partnership and Pluma, Inc. and             December 24, 1996
               amendment thereto date December 1,
               1990
10.2.1         Lease Agreement dated February 1,           Exhibit 10.2.1 to Registration
               1996, by and between North Bowles           Statement No. 333-18755, filed
               Partnership and Pluma, Inc.                 December 24, 1996
10.2.2         Lease Agreement dated December 1,           Exhibit 10.2.2 to Registration
               1995, by and between North Bowles           Statement No. 333-18755, filed
               Partnership and Pluma, Inc.                 December 24, 1996
10.3           License Agreement dated December 4,         Exhibit 10.3 to Registration
               1990, by and between Superba, Inc.          Statement No. 333-18755, filed
               and Pluma, Inc.                             December 24, 1996
10.4           Loan and Security Agreement dated           Exhibit 10.4 to Registration
               May 25, 1995, between First Union           Statement No. 333-18755, filed
               National Bank of North Carolina and         December 24, 1996
               Pluma, Inc.




10.5           Promissory Note in the principal            Exhibit 10.5 to Registration
               amount of $55,000,000 dated May 25,         Statement No. 333-18755, filed
               1995 by Pluma, Inc. in favor of First       December 24, 1996
               Union National Bank of North Carolina
10.6           Promissory Note in the principal            Exhibit 10.6 to Registration
               amount of $10,000,000 dated April 16,       Statement No. 333-18755, filed
               1996 in favor of First Union National       December 24, 1996
               Bank of North Carolina
10.7           Trademark License Agreement dated           Exhibit 10.7 to Registration
               July 2, 1996, by and between Pluma,         Statement No. 333-18755, filed
               Inc. and Kayser Roth Corporation            December 24, 1996
10.8           Lease Agreement dated April 1, 1995,        Exhibit 10.10 to Registration
               by and between Tultex Corporation and       Statement No. 333-18755, filed
               Box & Company, Inc.                         December 24, 1996
10.9           Adoption Agreement #005                     Exhibit 10.11 to Registration
               Nonstandardized Codess.401(k) Profit         Statement No. 333-18755, filed
               Sharing Plan by Pluma, Inc. to First        December 24, 1996
               Union National Bank of North Carolina
               dated November 30, 1993 and
               Amendments thereto
10.10          1995 Stock Option Plan of Pluma, Inc.       Exhibit 10.12 to Registration
                                                           Statement No. 333-18755, filed
                                                           December 24, 1996
10.11          Form of Incentive Stock Option              Exhibit 10.13 to Registration
               Agreement by and among Pluma, Inc.          Statement No. 333-18755, filed
               and the Named Officers                      December 24, 1996
10.12          Form of Nonstatutory Stock Option           Exhibit 10.14 to Registration
               Agreement by and among Pluma, Inc.          Statement No. 333-18755, filed
               and its Directors                           December 24, 1996
10.13          Pluma, Inc. Non-Qualified Deferred          Exhibit 10.15 to Registration
               Compensation Plan                           Statement No. 333-18755, filed
                                                           December 24, 1996
10.14          Pluma, Inc. Senior Executive Bonus          Exhibit 10.16 to Registration
               Plan                                        Statement No. 333-18755, filed
                                                           December 24, 1996
10.15          Pluma, Inc. Sales Incentive Plan            Exhibit 10.17 to Registration
                                                           Statement No. 333-18755, filed
                                                           December 24, 1996
10.16.1        License Agreement dated October 9,          Exhibit 10.18.1 to Registration
               1996 between SAP America, Inc. and          Statement No. 333-18755, filed
               Pluma, Inc. for license to utilize SAP      December 24, 1996
               R/3 Software


10.16.2        Professional Services Agreement dated       Exhibit 10.18.2 to Registration
               October 9, 1996, between SAP                Statement No. 333-18755, filed
               America, Inc. and Pluma, Inc. for           December 24, 1996
               installation of R/3 Software
10.17.1        Consulting Agreement dated January          Exhibit 10.19 to Registration
               17, 1996, between Philpott Ball &           Statement No. 333-18755, filed
               Company and Pluma, Inc.                     December 24, 1996
10.17.2        Consulting Agreement dated
               December 6, 1996, between Philpott Ball &
               Company and Pluma, Inc.






10.18          Form of Sale and Purchase Agreement         Exhibit 10.20 to Registration
               dated May 10, 1995, by and between          Statement No. 333-18755, filed
               Sara Lee Corporation and Pluma, Inc.        December 24, 1996
               for approximately 42 acres of improved
               real estate located in Rocky Mount,
               Virginia
10.19          Form of Employment Agreement by             Exhibit 10.21 to Registration
               and among Pluma, Inc. and R. Duke           Statement No. 333-18755, filed
               Ferrell, G. Walker Box, George G.           December 24, 1996
               Wade, C. Monroe Light, David S.
               Green, Walter Helton, Raymond Rea,
               Nancy Barksdale, Forrest H. Truitt, II;
               Milton A. Barber and Jeffrey D. Cox
10.20          Form of Asset Purchase Agreement            Exhibit 1 to Form 8-K filed
               among Pluma, Inc., Stardust                 December 22, 1997
               Corporation and John Beale and Linda
               Beale dated December 22, 1997
10.21          Form of Asset Purchase Agreement            Exhibit 1 to Form 8-K filed
               among Pluma, Inc., Frank L. Robinson        January 12, 1998
               Company and the Partners of Frank L.
               Robinson Company dated December
               30, 1997
10.22          Form of Credit Agreement dated
               December 22, 1997, by and between
               Pluma, Inc., and NationsBank, N.A.
11             Statement re:  Computation of Per           Set forth in Company's Annual
               Share Earnings                              Report attached hereto as
                                                           Exhibit 13
13             1997 Annual Report to Shareholders
24             Power of Attorney (included as the
               signature page hereto)

(b)    Reports on Form 8-K.