Form 10-Q
period 1998-03-31
PLUMA INC
filed 1998-05-14
CIK 829044

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998...................................

                                       OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from.....................to...........................
Commission file number.........333-18755........................................
                      .............................Pluma, Inc...................
                        (Exact name of registrant as specified in its charter)

             North Carolina                                       56-1541893
  (State or other jurisdiction of incorporation               (I.R.S. Employer
             or organization)                                Identification No.)

   ............................................................................
                    (Address of principal executive offices)
                                   (Zip Code)


 ................801 Fieldcrest Road, Eden, North Carolina 27289................
              (Registrant's telephone number, including area code)
 .................................(336) 635-4000.................................
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ...X...    No........

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 8,109,152 shares of common stock, no par value, as of May 11, 1998.




PLUMA, INC.

INDEX TO FORM 10-Q
-----------------------------------------------------------------------------------------------------------------

PART I -  FINANCIAL INFORMATION                                                                              PAGE

Item 1.   Financial Statements
          Balance Sheets - March 31, 1998 and December 31, 1997                                                3
          Statements of Operations - Three Months Ended March 31, 1998 and 1997                                4
          Statements of Cash Flows - Three Months Ended March 31, 1998 and 1997                                5
          Notes to Financial Statements                                                                        6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                                                8

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                                     11


PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

PLUMA, INC.

Balance Sheets
------------------------------------------------------------------------------------------------------
                                                                      (Unaudited)
                                                                       March 31,          December 31,
                                                                         1998                 1997

Assets
Current assets:
  Cash                                                            $       971,759      $    1,875,992
  Accounts receivable (less allowance - 1998, 2,010,491;
    1997, $2,353,577)                                                  34,472,149          32,001,332
  Other receivables                                                     1,906,178           1,906,178
  Income taxes receivable                                               3,106,116           1,952,796
  Deferred income taxes                                                 1,060,651           1,539,385
  Inventories                                                          61,791,837          51,177,900
  Other current assets                                                  1,640,174           1,168,663
                                                                  ---------------      --------------
    Total current assets                                              104,948,864          91,622,246
                                                                  ---------------      --------------
Property, plant and equipment:
  Land                                                                    929,689             929,689
  Land improvements                                                       719,699             719,699
  Buildings and improvements                                           16,674,761          16,663,608
  Machinery and equipment                                              36,711,488          36,420,561
  Construction in Progress                                              7,666,850           4,762,235
                                                                  ---------------      --------------
    Total property, plant and equipment                                62,702,487          59,495,792
  Less accumulated depreciation                                        22,410,365          21,496,857
                                                                  ---------------      --------------
    Property, plant and equipment, net                                 40,292,122          37,998,935
                                                                  ---------------      --------------
Other assets:
  Goodwill (less accumulated amortization - 1998, $462,383;
    1997, $26,655)                                                     34,395,918          34,831,646
  Other                                                                 1,648,565           1,533,840
                                                                  ---------------      --------------
    Total other assets                                                 36,044,483          36,365,486
                                                                  ---------------      --------------
Total                                                             $   181,285,469      $  165,986,667
                                                                  ===============      ==============
Liabilities and Shareholders' Equity
Current liabilities:
  Current maturities of long-term debt                                 48,079,236          44,117,982
  Accounts payable                                                     23,162,404          12,057,069
  Accrued expenses                                                      3,455,050           2,472,458
                                                                  ---------------      --------------
    Total current liabilities                                          74,696,690          58,647,509
                                                                  ---------------      --------------
Long-term debt                                                         40,000,000          40,000,000
                                                                  ---------------      --------------
Deferred income taxes                                                   3,802,605           3,671,301
                                                                  ---------------      --------------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, no par value, 1,000,000 shares authorized
  Common stock, no par value, 15,000,000 shares authorized,
    shares issued and outstanding - March 31, 1998, 8,109,152;
    December 31, 1997, 8,109,152                                       36,849,127          36,849,127
  Retained earnings                                                    25,937,047          26,818,730
                                                                  ---------------      --------------
    Total shareholders' equity                                         62,786,174          63,667,857
                                                                  ---------------      --------------
 Total                                                            $   181,285,469      $  165,986,667
                                                                  ===============      ==============




The accompanying notes are an integral part of these statements.



PLUMA, INC.

STATEMENT OF OPERATIONS
-----------------------------------------------------------------------------------------------------

                                                                                (Unaudited)
                                                                                Three Months
                                                                               Ended March 31,
                                                                          1998                1997

Net sales                                                         $    39,196,435      $   27,285,730

Cost of goods sold                                                     35,182,264          22,593,159
                                                                  ---------------      --------------

Gross profit                                                            4,014,171           4,692,571

Selling, general and administrative expenses                            3,832,825           2,773,627
                                                                  ---------------      --------------

Income from operations                                                    181,346           1,918,944
                                                                  ---------------      --------------

Other income (expenses):
  Interest expense                                                     (1,468,282)           (677,979)
  Amortization of goodwill                                               (435,728)
  Other income, net                                                       336,370             126,814
                                                                  ---------------      --------------

Total other expenses, net                                              (1,567,640)           (551,165)
                                                                  ---------------      --------------

Income (loss) before income taxes                                      (1,386,294)          1,367,779
                                                                  ---------------      --------------

Income taxes (benefit)                                                   (504,611)            503,344
                                                                  ---------------      --------------

Net income (loss)                                                 $      (881,683)     $      864,435
                                                                  ===============      ==============

Earnings (loss) per common share and common equivalent -
  basic and diluted                                               $          (.11)     $          .15
                                                                  ===============      ==============

Weighted average number of shares outstanding                           8,109,152           5,899,185
                                                                  ===============      ==============




The accompanying notes are an integral part of these statements.



PLUMA, INC.

STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------

                                                                                (Unaudited)
                                                                            Three Months Ended
                                                                                 March 31,
                                                                           1998            1997
Cash flows from operating activities:
 Net income (loss)                                                $      (881,683)     $      864,435
 Adjustments to reconcile net income to net cash
   used in operating activities:
   Provision for:
     depreciation                                                       1,054,290             980,465
     amortization                                                         460,729
   Other, net                                                             (42,498)             (1,163)
   Increase in accounts receivable                                     (2,470,817)         (6,195,041)
   (Increase) decrease in deferred income taxes                           610,038            (269,050)
   Increase in inventories                                            (10,613,937)         (4,762,692)
   (Increase) decrease in other current assets                           (471,511)            344,667
   Increase in accounts payable                                        11,105,335           1,763,801
   (Increase) decrease in income taxes payable (receivable)            (1,153,320)            320,393
   Increase in other current liabilities                                  982,592           1,109,562
                                                                  ---------------     ---------------

Net cash used in operating activities                                  (1,420,782)         (5,844,623)
                                                                  ---------------     ---------------

Cash flows from investing activities:
  Purchases of property, plant and equipment                           (3,355,479)         (2,436,761)
  Proceeds from disposal of property                                       50,500
  Other, net                                                             (139,726)              4,306
                                                                  ---------------     ---------------

Net cash used in investing activities                                  (3,444,705)         (2,432,455)
                                                                  ---------------     ---------------

Cash flows from financing activities:
  Repayment of long-term debt                                            (849,640)           (849,640)
  Proceeds from issuance of long-term debt                              4,810,894
  Net repayments of revolving loan                                                        (17,366,615)
  Net proceeds from sale of common stock                                                   26,416,906
  Payment of dividends                                                                       (144,451)
                                                                  ---------------     ---------------

Net cash provided by financing activities                               3,961,254           8,056,200
                                                                  ---------------     ---------------

Net decrease in cash                                                     (904,233)           (220,878)
Cash, beginning of period                                               1,875,992             291,488
                                                                  ---------------     ---------------

Cash, end of period                                               $       971,759     $        70,610
                                                                  ---------------     ---------------

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of amounts capitalized)                         $     1,592,187     $       750,474
    Income taxes                                                           38,671             452,000





The accompanying notes are an integral part of these statements.


PLUMA, INC.

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED) MARCH 31, 1998
-------------------------------------------------------------------------------


1.    ACCOUNTING POLICIES

      The accompanying unaudited financial statements of Pluma, Inc. (the
      "Company") have been prepared in accordance with generally accepted accounting principles for interim periods.

      In the opinion of management, these financial statements include all adjustments, including all normal recurring accruals, necessary for a fair presentation of the financial position at March 31, 1998 and December 31, 1997, the results of operations for the three months ended March 31, 1998 and 1997 and cash flows for the three months ended March 31, 1998 and 1997.

      The operating results for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year ending December 31, 1998.

      In December 1997, the Company purchased certain assets and assumed certain liabilities of Stardust Corporation ("Stardust") and Franklin L. Robinson
      Company ("FLR"). The acquisitions have been accounted for as purchases.
      Accordingly, the assets, liabilities, revenues and expenses of the acquired businesses are included in the financial statements as of December 31, 1997 and for the three months ended March 31, 1998.

2.    INVENTORIES

      Inventories consist of the following:

                                                      (UNAUDITED)
                                                       MARCH 31,           DECEMBER 31
                                                         1998                  1997

      At FIFO cost:
          Raw materials                            $    1,905,404      $     1,429,371
          Work-in-progress                              5,807,240            6,077,538
          Finished goods                               56,114,511           45,885,484
          Production supplies                             920,026              953,147
                                                   --------------      ---------------
                                                       64,747,181           53,345,540
      Excess of FIFO over LIFO cost                    (2,061,838)          (1,846,435)
                                                   --------------      ---------------
                                                       62,685,343           52,499,105
      Excess of cost over market                         (893,506)          (1,321,205)
                                                   --------------      ---------------
                                                   $   61,791,837      $    51,177,900
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

      In March 1997, the Company completed its initial public offering of 2,500,000 shares of Common Stock at $12.00 per share. The $26,416,906 net proceeds were used to reduce debt.

      In April 1997, the Underwriters' over-allotment option for 293,300 shares of Common Stock at $12.00 per share was exercised. The $3,209,671 net proceeds were used to reduce debt.

4.    STOCK OPTIONS

      In May 1995, the Company adopted the 1995 Stock Option Plan in which 515,200 shares of the Company's Common Stock may be issued. The exercise price of the options may not be less than the fair value of the Common Stock on the date of grant. The options granted become exercisable at such time or times as shall be determined by the Compensation Committee of the Board of Directors (the "Committee"). The Committee may at any time accelerate the exercisability of all or any portion of any stock option. These options expire, if not exercised, ten years from the date of grant. Participants in the Plan may be independent contractors or employees of independent contractors, full or part-time officers and other employees of the Company, or independent directors of the Company.

      In April 1996 and October 1995, the Company granted 32,384 and 379,776 options, respectively, to purchase Common Stock at an exercise price of $13.077 per share of which 184,296 and 117,171 options are exercisable as of March 31, 1998 and December 31, 1997, respectively. Forfeited options were 31,795 as of March 31, 1998 and December 31, 1997. The remaining 196,069 options become exercisable in 20% increments on the anniversary dates of the grants as follows:

                  YEAR                                       SHARES

                  1998                                       64,179
                  1999                                       64,179
                  2000                                       64,180
                  2001                                        3,531
                                                            -------
                      Total                                 196,069
                                                            =======

      The Company applies APB Opinion No. 25 and related interpretations in accounting for the 1995 Stock Option Plan. Accordingly, no compensation cost has been recognized since the exercise price approximates the fair value of the stock price at the grant dates. Had compensation cost been determined based on the fair value at the grant date consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per common share would have been effected for the three months ended March 31, 1998 and 1997 as indicated below:

                                              THREE MONTHS
                                             ENDED MARCH 31,
                                        1998                1997

      Net Income:
         As reported           $     (876,138)      $     864,438
         Pro forma             $     (906,709)      $     813,124
      Earnings per Share:
         As reported           $         (.11)      $         .15
         Pro forma             $         (.11)      $         .14

5.    EARNINGS PER COMMON SHARE

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997 and early adoption is not permitted. This statement changes the method of computing and presenting earnings per common share. SFAS No. 128 requires the presentation of basic earnings per common share and diluted earnings per common share ("EPS") on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted EPS is similar to basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and warrants.

      Options to purchase shares of common stock were outstanding during the three months ended March 31, 1998 and 1997 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market prices of the common shares during those periods. Accordingly, there were no differences in the numerators and denominators used in the basic EPS and diluted EPS computations.

6.    LONG-TERM DEBT

      In April 1998, the Company replaced its existing debt with a $115.0 million syndicated credit facility (the "Syndicated Credit Facility"). The Syndicated Credit Facility permits revolving loans of up to $70.0 million (the "Revolving Loans") and term loans of up to $45.0 million (the "Term Loans"). Any amounts outstanding under the Revolving Loans mature in April, 2003. Term Loan borrowings will be due in specified quarterly installments beginning in April, 1999 with a final maturity in January, 2003.



      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      GENERAL
      The following discussion and analysis should be read in conjunction with the financial statements and related notes of this Quarterly Report on Form 10-Q and should be read in conjunction with the Company's 1997 Annual Report.

      RESULTS OF OPERATIONS
      The following table presents the major components of the Company's Statements of Operations as a percentage of net sales:

                                                        (UNAUDITED)
                                                       THREE MONTHS
                                                      ENDED MARCH 31,

                                                 1998                 1997

      Net sales                                 100.0%              100.0%
      Cost of goods sold                         89.8                82.8

      Gross profit                               10.2                17.2

      Selling, general and
        administrative expenses                   9.7                10.2
      Income from operations                      0.5                 7.0
      Other expenses, net                         4.0                 2.0
      Income (loss) before income taxes          (3.5)                5.0
      Income taxes (benefit)                     (1.3)                1.8
      Net income (loss)                          (2.2)                3.2

      THREE MONTHS ENDED MARCH 31, 1998 ("1998"), COMPARED TO THREE MONTHS ENDED MARCH 31, 1997 ("1997")

      NET SALES
      Net sales for the three months ended March 31, 1998 were $39.2 million, an increase of $11.9 million, or 43.7%, over net sales of $27.3 million for the first three months of 1997. This increase in net sales was attributable to the inclusion of sales from FLR and Stardust which were acquired by the Company in December of 1997.

      GROSS PROFIT
      Gross profit was 10.2% of net sales for the first three months of 1998 compared to 17.2% for the same period of 1997. The decline was the result of lower operating efficiencies during the early part of the quarter and a shift in product mix. Manufacturing efficiencies were adversely impacted during the early part of the first quarter of 1998 due to problems which arose during the initial implementation phase of the Company's SAP management information system. Efficiencies returned to normal levels by the end of the quarter. In addition, the Company sold a higher percentage of jersey relative to fleece product during the first three months of 1998 compared to the same period of 1997. Jersey product, on average, provides a lower gross profit percentage than fleece product.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")
      Selling, general and administrative expenses for the first quarter increased 38.2% to $3.8 million in 1998 from $2.8 million in 1997 due to the inclusion of expenses from FLR and Stardust in the first quarter of 1998. SG&A as a percent of sales declined to 9.7% in 1998 from 10.2% in 1997. This decline is primarily attributable to the higher sales base discussed above.

      OTHER EXPENSES, NET
      Other expenses, net, increased 184.4% to $1.6 million in the first quarter of 1998 from $0.6 million in 1997. This increase was due to an increase in interest expense and amortization expense associated with the acquisitions made in December of 1997.

      INCOME TAXES
      The effective tax rate was 36.4% in 1998 compared to 36.8% in 1997.

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

      The Company entered into a credit agreement on December 22, 1997 (the "Credit Agreement") with Nationsbank, N.A. for the purpose of funding the acquisitions of the assets of Stardust and FLR and to refinance its existing debt. The Company could borrow the lesser of $100.0 million or the Company's borrowing base, as defined in the Credit Agreement. As of March 31, 1998, $88.1 million was outstanding under the Credit Agreement. In April 1998, the Company replaced the debt available under the Credit Agreement with a $115.0 million syndicated credit facility (the "Syndicated Credit Facility"). The Syndicated Credit Facility permits revolving loans of up to $70.0 million (the "Revolving Loans") and term loans of up to $45.0 million (the "Term Loans"). Any amounts outstanding under the Revolving Loans mature in April, 2003. Term Loan borrowings will be due in specified quarterly installments beginning in April, 1999 with a final maturity in January, 2003. Management believes that the funding available to the Company is sufficient to meet its anticipated capital expenditure, working capital, and other financial needs.

      CASH FLOWS FROM OPERATING ACTIVITIES
      For the three months ended March 31, 1998 and 1997, net cash used in operating activities totaled $1.4 million and $5.8 million, respectively. Accounts receivable, net increased $2.5 million from December 31, 1997 to March 31, 1998 due to increased sales volume. Inventories increased $10.6 million from December 31, 1997 to March 31, 1998 in order to support shipments due in the last six months of the year. These uses of cash were offset primarily by an increase in accounts payable of $11.1 million.

      CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures were $3.4 million for the three months ended March 31, 1998. Capital expenditures, primarily to enhance manufacturing and management information systems capabilities, are expected to be approximately $8.0 million for the year ending December 31, 1998.

      CASH FLOWS FROM FINANCING ACTIVITIES
      For the three months ended March 31, 1998, the Company had net borrowings of $4.0 million to help meet working capital and capital expenditure financing needs.

      FORWARD LOOKING STATEMENTS

      Information in this form 10-Q may contain certain forward looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially, including without limitation, the actual costs of operating the Company's business, actual operating performance, the ability to maintain large client contracts or to enter into new contracts and the level of demand for the Company's product. Additional factors that could cause actual results to differ are discussed in the Company's recent filings with the Securities and Exchange Commission.

PART II- OTHER INFORMATION

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