Form 10-Q
period 1998-06-30
PLUMA INC
filed 1998-08-17
CIK 829044

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                   OR
[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from...........to....................
Commission file number.............333-18755............................
               ..............................Pluma, Inc.................
               (Exact name of registrant as specified in its charter)

                   North Carolina                            56-1541893
     (State or other jurisdiction of incorporation       (I.R.S. Employer
                  or organization)                      Identification No.)

     ...................................................................
                   (Address of principal executive offices)
                                  (Zip Code)


 .....................801 Fieldcrest Road, Eden, North Carolina  27289.........
             (Registrant's telephone number, including area code)
 ...............................(336) 635-4000.................................
              (Former name, former address and former fiscal year,
                          if changed since lastreport)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes...X...     No.......

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 8,109,152 shares of common stock, no par value, as of August 11, 1998.

PLUMA, INC.

INDEX TO FORM 10-Q
------------------------------------------------------------------------------


PART I - FINANCIAL INFORMATION                                           PAGE

Item 1. Financial Statements
        Balance Sheets - June 30, 1998 and December 31, 1997               3
        Statements of Operations - Three Months and Six Months
          Ended June 30, 1998 and 1997                                     4
        Statements of Cash Flows - Six Months Ended June 30, 1998
          and 1997                                                         5
        Notes to Financial Statements                                      6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                              8

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                  11

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

PLUMA, INC.
BALANCE SHEETS
--------------------------------------------------------------------------------
                                                  (UNAUDITED)
                                                    JUNE 30,     DECEMBER 31,
                                                      1998           1997
ASSETS
Current assets:
  Cash                                              $ 1,234,256    $ 1,875,992
  Accounts receivable (less allowance -
    1998, $2,358,044; 1997, $2,353,577)              38,196,397     32,001,332
  Refundable income taxes                             2,578,844      1,952,796
  Other receivables                                      -           1,906,178
  Deferred income taxes                               1,259,461      1,539,385
  Inventories                                        64,280,472     51,177,900
  Other current assets                                  920,479      1,168,663
                                                  --------------  ------------
      Total current assets                          108,469,909     91,622,246
                                                  --------------  ------------

Property, plant and equipment:
  Land                                                  929,689        929,689
  Land improvements                                     719,699        719,699
  Buildings and improvements                         16,737,550     16,663,608
  Machinery and equipment                            39,199,987     36,420,561
  Construction in process                             9,897,381      4,762,235
                                                  -------------- -------------
      Total property, plant and equipment            67,484,306     59,495,792
  Less accumulated depreciation                      23,481,000     21,496,857
                                                  -------------- -------------
      Property, plant and equipment, net             44,003,306     37,998,935
                                                  -------------- -------------
Other assets:
  Goodwill (less accumulated amortization -
    1998, $898,112; 1997, $26,655                    33,960,189     34,831,646
  Other                                               2,451,949      1,533,840
                                                  -------------- -------------
      Total other assets                             36,412,138     36,365,486
                                                  -------------- -------------
Total                                             $ 188,885,353  $ 165,986,667
                                                  ============== =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt              100,727,000     44,117,982
  Accounts payable                                   18,809,426     12,057,069
  Accrued expenses                                    4,390,334      2,472,458
                                                  -------------- -------------
      Total current liabilities                     123,926,760     58,647,509
                                                  -------------- -------------

Long-term debt                                                -     40,000,000
                                                  -------------- -------------

Deferred income taxes                                 3,890,715      3,671,301
                                                  -------------- -------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, no par value, 1,000,000
    shares authorized
  Common stock, no par value, 15,000,000
    shares authorized, shares issued and
    outstanding - 1998, 8,109,152;
    1997, 8,109,152                                  36,849,127     36,849,127
  Retained earnings                                  24,218,751     26,818,730
                                                  -------------- -------------
      Total shareholders' equity                     61,067,878     63,667,857
                                                  -------------- -------------
Total                                             $ 188,885,353  $ 165,986,667
                                                  ============== =============

The accompanying notes are an integral part of these statements.


PLUMA, INC.

STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------
                                                     (UNAUDITED)                (UNAUDITED)
                                                    THREE MONTHS                SIX MONTHS
                                                   ENDED JUNE 30,             ENDED JUNE 30,
                                                1998         1997          1998          1997

Net sales                                   $ 51,059,701  $ 33,226,268  $ 90,256,136 $ 60,511,998

Cost of goods sold                            46,428,171    28,053,506    81,610,435   50,646,665
                                            ------------- ------------- ------------- -----------

Gross profit                                   4,631,530     5,172,762     8,645,701    9,865,333

Selling, general and administrative expenses   5,185,240     2,531,845     9,018,065    5,305,472
                                            ------------- ------------- ------------- -----------

Income (loss) from operations                   (553,710)    2,640,917      (372,364)   4,559,861
                                            ------------- ------------- ------------- -----------

Other income (expenses):
  Interest expense                            (1,862,555)     (500,193)   (3,330,837)  (1,178,172)
  Amortization of goodwill                      (435,729)         -         (871,457)       -
  Other income, net                              150,270       122,925       486,640      249,739
                                            ------------- ------------- ------------- -----------

Total other expenses, net                     (2,148,014)     (377,268)   (3,715,654)    (928,433)
                                            ------------- ------------- ------------- -----------

Income (loss) before income taxes             (2,701,724)    2,263,649    (4,088,018)   3,631,428
                                            ------------- ------------- ------------- -----------

Income taxes (benefit)                          (983,428)      833,022    (1,488,039)   1,336,366
                                            ------------- ------------- ------------- -----------

Net income (loss)                           $ (1,718,296)  $ 1,430,627  $ (2,599,979) $ 2,295,062
                                            =============  ============ ============= ===========

Earnings (loss) per common share -
  basic and diluted                         $       (.21)  $       .18  $       (.32) $       .33
                                            =============  ============ ============= ===========

Weighted average number of shares outstanding  8,109,152     8,067,252     8,109,152    6,989,208
                                            =============  ============ ============= ===========


The accompanying notes are an integral part of this statement.

                                       4


PLUMA, INC.

STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------
                                                                       (UNAUDITED)
                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                                  1998          1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $ (2,599,979)   $ 2,295,062
  Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
    Provision for depreciation                                   2,142,293      2,005,474
    Provision for amortization                                     921,459         -
    Other,  net                                                      9,622         (1,162)
    Increase in accounts receivable                             (6,195,065)   (10,269,022)
    Decrease in other receivables                                1,906,178         -
    Increase (decrease) in deferred income taxes                   499,338       (169,050)
    Increase in inventories                                    (13,102,572)    (6,259,414)
    (Increase) decrease in other current assets                    248,184        471,845
    Increase in accounts payable                                 6,752,357      2,349,832
   (Increase) decrease in refundable income taxes                 (626,048)      (547,584)
    Increase in accrued expenses                                 1,917,876      1,018,742
                                                               ------------   -----------

Net cash used in operating activities                           (8,126,357)    (9,105,277)
                                                               ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                    (8,156,286)    (5,475,838)
  Other, net                                                      (968,111)      (145,569)
                                                               ------------   -----------

Net cash used in investing activities                           (9,124,397)    (5,621,407)
                                                               ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                                     (849,640)      (849,640)
  Proceeds from issuance of long-term debt                      58,727,000        326,155
  Net repayments of revolving loan                             (41,268,342)   (14,431,768)
  Net proceeds from sale of common stock                            -          29,663,978
  Payment of dividends                                              -            (144,451)
                                                               ------------   -----------

Net cash provided by financing activities                       16,609,018     14,564,274
                                                               ------------   -----------

Net decrease in cash                                              (641,736)      (162,410)
Cash, beginning of period                                        1,875,992        291,488
                                                               ------------   -----------

Cash, end of period                                            $ 1,234,256      $ 129,078
                                                               ============   ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                   $ 2,591,774    $ 1,448,773
    Income taxes                                                    57,500      2,053,000

  Cash received during the period for:
    Income taxes                                               $ 1,400,829         -


The accompanying notes are an integral part of these statements.


PLUMA, INC.

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED) JUNE 30, 1998
--------------------------------------------------------------------------------


1.  ACCOUNTING POLICIES

    The accompanying unaudited financial statements of Pluma, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim periods.

    In the opinion of management, these financial statements include all adjustments, including all normal recurring accruals, necessary for a fair presentation of the financial position at June 30, 1998 and December 31, 1997, the results of operations for the three months and six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997.

    The operating results for the three months and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year ending December 31, 1998.

    In December 1997, the Company purchased certain assets and assumed certain liabilities of Stardust Corporation ("Stardust") and Frank L. Robinson Company ("FLR"). The acquisitions have been accounted for as purchases. Accordingly, the assets, liabilities, revenues and expenses of the acquired businesses are included in the financial statements as of December 31, 1997, and for the three months and six months ended June 30, 1998.

2.  INVENTORIES

    Inventories consist of the following:

                                                  (UNAUDITED)
                                                    JUNE 30,    DECEMBER 31
                                                      1998         1997

    At FIFO cost:
       Raw materials                              $ 1,633,508   $ 1,429,371
       Work-in-progress                             8,804,563     6,077,538
       Finished goods                              56,746,004    45,885,484
       Production supplies                          1,268,780       953,147
                                                  ----------    -----------
                                                   68,452,855    54,345,540
    Excess of FIFO over LIFO cost                  (2,394,616)   (1,846,435)
                                                  ===========   ===========
                                                   66,058,239    52,499,105
    Excess of cost over market                     (1,777,767)   (1,321,205)
                                                  -----------   -----------
                                                  $64,280,472   $51,177,900
                                                  ===========   ===========

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

    In April 1996 and October 1995, the Company granted 32,384 and 379,776 options, respectively, to purchase Common Stock at an exercise price of $13.077 per share of which 181,352 and 180,763 options are exercisable as of June 30, 1998 and December 31, 1997, respectively. Forfeited options were 40,627 as of June 30, 1998 and 31,795 as of December 31, 1997. Expired options were 6,477 shares as of June 30, 1998 and 589 shares as of December 31, 1997. The remaining 183,704 options become exercisable on the anniversary dates of the grants as follows:

             YEAR                                           SHARES

            1998                                            54,759
            1999                                            61,236
            2000                                            61,234
            2001                                             6,475
                                                           -------
               Total                                       183,704
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

                                  THREE MONTHS               SIX MONTHS
                                 ENDED JUNE 30,            ENDED JUNE 30,
                               1998           1997        1998          1997

    Net Income:
      As reported           $(1,718,296)  $1,430,627  $(2,599,979) $2,295,062
      Pro forma             $(1,746,466)  $1,379,313  $(2,658,740) $2,192,435
    Earnings per Share:

      As reported           $      (.21)  $      .18  $      (.32) $      .33
      Pro forma             $      (.22)  $      .17  $      (.33) $      .31

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

    Outstanding options to purchase shares of common stock were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market prices of the common shares during the three months and six months ended June 30, 1998 and 1997. Accordingly, there were no differences in the numerators and denominators used in the basic EPS and diluted EPS computations.

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

    Among the various provisions, limitations and restrictions contained in the Syndicated Credit Facility, the Company must meet specified consolidated net worth, leverage ratio, fixed charge coverage ratio, funded debt to total capitalization ratio and consolidated earnings before the effect of interest expense, income taxes depreciation and amortization requirements. Under the Syndicated Credit Facility, the Company is restricted in the amount of its capital expenditures, indebtedness to certain other parties, payment of dividends, or redemption of its stock that would create an event of default. In the event of default, unless a waiver is obtained, any unpaid principal and accrued interest may be declared immediately due and payable. The Syndicated Credit Facility may be terminated at any time upon the occurrence of an event of default. The Company retains the right to remedy certain events of default within 30 days after notice. The Company was not in compliance with certain covenants and had not obtained the respective waivers as of June 30, 1998. Accordingly, all debt as of June 30, 1998 has been classified as current.

7.  NEW ACCOUNTING STANDARDS

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Comprehensive Income" ("SFAS 130"), which established standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement divides comprehensive income into net income and other comprehensive income. For the three months and six months ended June 30, 1998 and 1997, the Company had no items of other comprehensive income.

    In June 1997, SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," was issued, establishing standards for the way public enterprises report information about operating segments in annual financial statements. This statement also requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company will be required to apply the provisions of this statement beginning with the annual report issued for the year ending December 31, 1998.

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

RESULTS OF OPERATIONS

    The following table presents the major components of the Company's Statement of Operations as a percentage of net sales:

                                           (UNAUDITED)          (UNAUDITED)
                                          THREE MONTHS          SIX MONTHS
                                         ENDED JUNE 30,       ENDED JUNE 30,
                                           1998     1997        1998     1997

    Net sales                            100.0%    100.0%     100.0%   100.0%
    Cost of goods sold                    90.9      84.5       90.4     83.7
                                        ------   -------    -------  -------
    Gross profit                           9.1      15.5        9.6     16.3
    Selling, general and
      administrative expenses             10.1       7.6       10.0      8.7
                                        ------   -------    -------  -------
    Income (loss) from operations         (1.0)      7.9        (.4)     7.6
    Other expenses, net                   (4.2)     (1.1)      (4.1)    (1.5)
                                        ------   -------    -------  -------
    Income (loss) before income taxes     (5.2)      6.8       (4.5)     6.1
    Income taxes (benefit)                (1.9)      2.5       (1.6)     2.2
                                        ------   -------    -------  -------
    Net income (loss)                     (3.3)%     4.3%      (2.9)%    3.9%
                                        ======   =======    =======  =======

    THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 ("1998"), COMPARED TO THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 ("1997")

    NET SALES
    Net sales for the six months ended June 30, 1998 were $90.3 million, an increase of $29.8 million, or 49.2%, over net sales of $60.5 million for the first six months of 1997. This increase in net sales was attributable to the inclusion of sales from FLR and Stardust which were acquired by the Company in December of 1997. However, sales from these divisions were lower than anticipated due to a temporary disruption of inventory supply to them.

    GROSS MARGINS Gross Margins declined to 9.1% and 9.6% for the second quarter and first six months of 1998, respectively, from 15.5% and 16.3% in the comparable periods of 1997. The decline was the result of higher than anticipated manufacturing expenses including lower fabric yield, a shift in product mix, and an increase in supplies expense. Fabric yield was adversely impacted due to problems associated with system design and procedural aspects of the SAP management information system which is currently being implemented by the Company resulting in excess waste. Steps have been or are being taken to correct this problem. Orders for product shifted to a higher percentage of larger sized goods during the second quarter of 1998 relative to the same period in 1997. Due to a competitive market environment, the Company is not always able to offset the higher production costs associated with larger sized product with higher selling prices. In addition, the Company sold a higher percentage of jersey relative to fleece product during the first six months of 1998 compared to the same period of 1997. Jersey product, on average, provides a lower gross profit percentage than fleece product. Supplies expense increased as the Company provided manufacturing and shipping supplies to a greater number of outside contractors during the second quarter of 1998 than had been utilized in the same period of 1997.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")
    For the first six months, SG&A expenses increased 69.8% to $9.0 million in 1998 from $5.3 million in 1997. SG&A as a percentage of sales for 1998 was 10.0% compared to 8.7% in 1997. This increase in SG&A expense is primarily attributable to the inclusion of expenses from FLR and Stardust in the first six months of 1998.

    OTHER EXPENSES, NET
    Other expenses, net, increased 425% to $2.1 million in the second quarter of 1998 and 311.1% to $3.7 million in the first six months of 1998. This increase was due to an increase in interest expense and amortization expense associated with the acquisitions made in December of 1997.

    INCOME TAXES
    The effective tax rate was 36.4% in 1998 and 36.8% in 1997.

    LIQUIDITY AND CAPITAL RESOURCES

    PRINCIPAL SOURCES OF LIQUIDITY
    Principal sources of liquidity have been net proceeds from the Company's initial public offering and bank financing. In March 1997, the Company completed its initial public offering of 2,500,000 shares of common stock at $12.00 per share. Upon the exercise of an overallotment option in April 1997, the Company issued an additional 293,300 shares at $12.00 per share. The 29.6 million in net proceeds from the issuance of Common Stock was used to reduce debt.

    The Company entered into a $115.0 million syndicated credit facility (the "Syndicated Credit Facility") in April, 1998. The Syndicated Credit Facility permits revolving loans of up to $70.0 million (the "Revolving Loans") and term loans of up to $45.0 million (the "Term Loans"). Any amounts outstanding under the Revolving Loans mature in April, 2003. Term Loan borrowings will be due in specified quarterly installments beginning in April, 1999 with a final maturity in January, 2003.

    Among the various provisions, limitations and restrictions contained in the Syndicated Credit Facility, the Company must meet specified consolidated net worth, leverage ratio, fixed charge coverage ratio, funded debt to total capitalization ratio and consolidated earnings before the effect of interest expense, income taxes, depreciation and amortization requirements. Under the Syndicated Credit Facility, the Company is restricted in the amount of its capital expenditures, indebtedness to certain other parties, payment of dividends, or redemption of its stock that would create an event of default. In the event of default, unless a waiver is obtained, any unpaid principal and accrued interest may be declared immediately due and payable. the Syndicated Credit Facility may be terminated at any time upon the occurrence of an event of default. The Company retains the right to remedy certain events of default within 30 days after notice.

    The Company was not in compliance with certain covenants and had not obtained the respective waivers as of June 30, 1998. As of June 30, 1998, the Company was required to have a consolidated net worth greater than or equal to $62.5 million, a fixed charge coverage ratio less than or equal to 1.25, and consolidated earnings before the effect of interest expense, income taxes, depreciation and amortization greater than or equal to $15 million. As of June 30, 1998, the Company had a consolidated net worth of $61.1 million, a fixed charge coverage ratio of(0.23), and consolidated earnings before the effect of interest expense, income taxes, depreciation and amortization of $8.4 million. Although the Company has requested these waivers, there can be no assurance that these waivers will be obtained.

    CASH FLOWS FROM OPERATING ACTIVITIES
    For the six months ended June 30, 1998 and 1997, net cash used in operating activities totaled $8.1 million and $9.1 million, respectively. Accounts receivable, net increased $6.2 million from December 31, 1997 to June 30, 1998 due to increased sales volume and the seasonality of activewear shipments. Inventories increased $13.1 million from December 31, 1997 to June 30, 1998 in order to support shipments due in the last six months of the year. These uses of cash were offset primarily by an increase in accounts payable of $6.8 million.

    CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures were $8.2 million for the six months ended June 30, 1997. These capital expenditures were primarily to enhance manufacturing and management information systems capabilities.

    CASH FLOWS FROM FINANCING ACTIVITIES
    For the six months ended June 30, 1998, the Company had net borrowings of $16.6 million to help meet working capital and capital expenditure financing needs.

    FORWARD LOOKING STATEMENTS

    Information in this Form 10-Q may contain certain forward looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially, including without limitation, the actual costs of operating the Company's business, actual operating performance, the ability to maintain large client contracts or to enter into new contracts and the level of demand for the Company's product. Additional factors that could cause actual results to differ are discussed in the Company's recent filings with the Securities Exchange Commission.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

      On January 28, 1997, the Board of Directors declared a 0.736-for-one reverse Common Stock split for shareholders of record on February 3, 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    An annual meeting of the Shareholders was held on June 2, 1998, in Bassett, Virginia. Two matters were submitted to a vote on that date. The first matter was a recommendation by the Company's Board of Directors to elect R. Duke Ferrell, Jr., Barry A. Bowles and R. Stephens Pannill as directors to hold office until the Annual Meeting of Shareholders to be held in 2001 and until their successors are elected and qualified. The Board of Directors currently consists of eleven members which are divided into three classes, each class serving a three year term. George G. Wade, G. Walker Box, C. Monroe Light, Ronald A. Norelli, J. Robert Philpott, William K. Mileski, John D. Adams and Kemp D. Box continued as Directors of the Company.

    The second matter submitted to a vote of the Shareholders was the ratification of Deloitte & Touche LLP to serve as independent auditors of the Company for the fiscal year ending December 31, 1998.

    The number of votes cast for these matters are summarized below:

                                         AUTHORITY                   BROKER
      DIRECTOR                 FOR       WITHHELD        ABSTAIN    NON-VOTES

      R. Duke Ferrell Jr.   7,237,447                    19,700         0
      Barry A. Bowles       7,225,447                    31,700         0
      R. Stephens Pannill   7,220,627                    36,520         0

      INDEPENDENT                        AUTHORITY                   BROKER
      ACCOUNTANT               FOR       WITHHELD        ABSTAIN    NON-VOTES

      Deloitte & Touche LLP 7,202,585     49,512          5,050         0


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.    Exhibits

      Exhibit
      Number                                             Filed Herewith (*)
      ------

      10.1 Credit Agreement dated April 23, 1998                  *

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