Form 10-Q
period 1998-09-30
PLUMA INC
filed 1998-11-16
CIK 829044

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998...........................

                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from.................to...........................
Commission file number.......333-18755.....................................
           ............................................Pluma, Inc..........
             (Exact name of registrant as specified in its charter)

             North Carolina                                    56-1541893
(State or other jurisdiction of incorporation                (I.R.S. Employer
           or organization)                                Identification No.)

       ..................................................................
                    (Address of principal executive offices)
                                   (Zip Code)


 ............801 Fieldcrest Road, Eden, North Carolina  27289................
            (Registrant's telephone number, including area code)
 ..............................(336) 635-4000................................
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ......        No........

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 8,109,152 shares of common stock, no par value, as of November 14, 1998.


PLUMA, INC.

INDEX TO FORM 10-Q
-------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION                                                                              PAGE
Item 1.  Financial Statements
         Balance Sheets - September 30, 1998 and December 31, 1997                                             3
         Statements of Operations - Three Months and Nine Months Ended September 30, 1998
         and 1997                                                                                              4
         Statements of Cash Flows - Nine Months Ended September 30, 1998 and 1997                              5
         Notes to Financial Statements                                                                       6-9

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                              9-10

PART II - OTHER INFORMATION

Item 2.  Changes in Security                                                                                   8

Item 6.  Exhibits and Reports on Form 8-K                                                                     10







PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

PLUMA, INC.
BALANCE SHEETS
--------------------------------------------------------------------------------------------------------------------------
                                                                                         (UNAUDITED)
                                                                                       SEPTEMBER 30,        DECEMBER 31,
                                                                                          1998                 1997
ASSETS
Current assets:
  Cash                                                                                  $  2,563,866        $  1,875,992
  Accounts receivable (less allowance - 1998, $1,734,356;

    1997, $2,353,577)                                                                     39,047,472          32,001,332

  Refundable income taxes                                                                  4,676,055           1,952,796

  Other receivables                                                                             --             1,906,178

  Deferred income taxes                                                                    1,251,001           1,539,385

  Inventories                                                                             69,555,782          51,177,900

  Other current assets                                                                       818,357           1,168,663
                                                                                        ------------        ------------

      Total current assets                                                               117,912,533          91,622,246
                                                                                        ------------        ------------

Property, plant and equipment:

  Land                                                                                       929,689             929,689

  Land improvements                                                                          719,699             719,699

  Buildings and improvements                                                              17,042,915          16,663,608

  Machinery and equipment                                                                 42,848,548          36,420,561

  Construction in process                                                                  9,343,301           4,762,235
                                                                                        ------------        ------------

      Total property, plant and equipment                                                 70,884,152          59,495,792

  Less accumulated depreciation                                                           24,667,198          21,496,857
                                                                                        ------------        ------------

      Property, plant and equipment, net                                                  46,216,954          37,998,935
                                                                                        ------------        ------------
Other assets:
  Goodwill (less accumulated amortization -

    1998, $1,333,840; 1997, $26,655                                                       33,524,461          34,831,646

  Other                                                                                    2,570,554           1,533,840
                                                                                        ------------        ------------

      Total other assets                                                                  36,095,015          36,365,486
                                                                                        ------------        ------------
Total                                                                                   $200,224,502        $165,986,667
                                                                                        ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

  Current maturities of long-term debt                                                   109,393,000          44,117,982

  Accounts payable                                                                        22,120,728          12,057,069

  Accrued expenses                                                                         5,923,435           2,472,458
                                                                                        ------------        ------------

      Total current liabilities                                                          137,437,163          58,647,509
                                                                                        ------------        ------------

Long-term debt                                                                                  --            40,000,000
                                                                                        ------------        ------------


Deferred income taxes                                                                      4,428,823           3,671,301
                                                                                        ------------        ------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, no par value, 1,000,000 shares authorized Common stock, no par value, 15,000,000 shares authorized,

    shares issued and outstanding - 1998, 8,109,152; 1997, 8,109,152                      36,849,127          36,849,127

  Retained earnings                                                                       21,509,389          26,818,730
                                                                                        ------------        ------------

      Total shareholders' equity                                                          58,358,516          63,667,857
                                                                                        ------------        ------------
Total                                                                                   $200,224,502        $165,986,667
                                                                                       ============        ============


The accompanying notes are an integral part of these statements.





PLUMA, INC.

STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------------------------------------------------------

                                                              (UNAUDITED)                             (UNAUDITED)
                                                              THREE MONTHS                           NINE MONTHS
                                                                ENDED                                   ENDED
                                                               SEPTEMBER 30,                           SEPTEMBER 30,
                                                               1998               1997                1998                1997

Net sales                                                    $  54,608,997      $  38,965,527      $ 144,865,133      $  99,477,525

Cost of goods sold                                              51,639,967         34,068,210        133,250,402         84,714,875
                                                             -------------      -------------      -------------      -------------

Gross profit                                                     2,969,030          4,897,317         11,614,731         14,762,650

Selling, general and administrative expenses                     4,750,727          1,738,339         13,768,792          7,043,811
                                                             -------------      -------------      -------------      -------------

Income (loss) from operations                                   (1,781,697)         3,158,978         (2,154,061)         7,718,839
                                                             -------------      -------------      -------------      -------------

Other income (expenses):
  Interest expense                                              (2,151,012)          (519,051)        (5,481,849)        (1,697,223)
  Amortization of goodwill                                        (435,728)              --           (1,307,185)              --
  Other income                                                     108,431            158,139            595,073            407,878
                                                             -------------      -------------      -------------      -------------

Total other expenses, net                                       (2,478,309)          (360,912)        (6,193,961)        (1,289,345)
                                                             -------------      -------------      -------------      -------------

Income (loss) before income taxes                               (4,260,006)         2,798,066         (8,348,022)         6,429,494
                                                             -------------      -------------      -------------      -------------

Income taxes (benefit)                                          (1,550,642)         1,029,688         (3,038,681)         2,366,054
                                                             -------------      -------------      -------------      -------------

Net income (loss)                                            $  (2,709,364)     $   1,768,378      $  (5,309,341)     $   4,063,440
                                                             =============      =============      =============      =============

Earnings per common share -
  basic and diluted                                          $        (.33)     $         .22      $        (.65)     $         .55
                                                             =============      =============      =============      =============

Weighted average number of shares outstanding                    8,109,152          8,109,152          8,109,152          7,366,625
                                                             =============      =============      =============      =============



The accompanying notes are an integral part of this statement.



PLUMA, INC.

STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                (UNAUDITED)
                                                                                              NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                           1998                 1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                  $ (5,309,341)       $  4,063,440
  Adjustments to reconcile net income to net cash
    used in operating activities:

    Provision for depreciation                                                          3,328,491           3,018,571

    Provision for amortization                                                          1,382,188

    Other,  net                                                                           (45,278)             (1,162)

    Increase in accounts receivable                                                    (5,139,962)        (18,615,617)

    Increase in deferred income taxes                                                   1,045,906             305,680

    Increase in inventories                                                           (18,377,882)           (984,971)

    (Increase) decrease in other current assets                                           350,306             344,065

    Increase in accounts payable                                                       10,063,659           2,268,856

   (Increase) decrease in refundable income taxes                                      (2,723,259)           (691,437)

    Increase in accrued expenses                                                        3,450,977             806,308
                                                                                     ------------        ------------


Net cash used in operating activities                                                 (11,974,195)         (9,486,267)
                                                                                     ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property, plant and equipment                                          (11,556,132)         (8,814,148)

  Other, net                                                                           (1,056,817)           (218,320)
                                                                                     ------------        ------------


Net cash used in investing activities                                                 (12,612,949)         (9,032,468)
                                                                                     ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayment of subordinated debt                                                         (849,640)           (849,640)

  Proceeds from issuance of long term debt                                             26,124,658                   0

  Net repayments of revolving loan                                                    (10,266,437)

  Net proceeds from sale of common stock                                               29,626,577

  Payment of dividends                                                                   (144,451)


Net cash provided by financing activities                                              25,275,018          18,366,049
                                                                                     ------------        ------------


Net increase (decrease) in cash                                                           687,874            (152,686)

Cash, beginning of period                                                               1,875,992             291,488
                                                                                     ------------        ------------

Cash, end of period                                                                  $  2,563,866        $    138,802
                                                                                     ============        ============

Supplemental disclosures of cash flow information: Cash paid during the period for:
    Interest (net of amounts capitalized)                                            $  4,708,255        $  1,889,717
    Income taxes                                                                     $     57,500        $  2,751,811
  Cash received during the period for:

    Income taxes                                                                     $  1,400,829                   -


The accompanying notes are an integral part of this statement.

PLUMA, INC.

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED) SEPTEMBER 30, 1998
-------------------------------------------------------------------------------


1.    ACCOUNTING POLICIES

      The accompanying unaudited financial statements of Pluma, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim periods.

      In the opinion of management, these financial statements include all adjustments, including all normal recurring accruals, necessary for a fair presentation of the financial position at September 30, 1998 and December 31, 1997, the results of operations for the three months and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997.

      The operating results for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year ending December 31, 1998.

      In December 1997, the Company purchased certain assets and assumed liabilities of Stardust Corporation ("Stardust") and Frank L. Robinson Company ("FLR)". The acquisitions have been accounted for as purchases. Accordingly, the assets, liabilities, revenues and expenses of the acquired businesses are included in the financial statements as of December 31, 1997, and for the three months and nine months ended September 30, 1998.

2.    INVENTORIES

      Inventories consist of the following:
                                               (UNAUDITED)
                                              SEPTEMBER 30,      DECEMBER 31,
                                                  1998               1997

      At FIFO cost:
          Raw materials                     $    1,653,181      $     1,429,371
          Work-in-progress                      11,167,268            6,077,538
          Finished goods                        61,682,367           45,885,484
          Production supplies                    1,114,864              953,147
                                            --------------      ---------------
                                                75,617,680           54,345,540
      Excess of FIFO over LIFO cost             (3,587,439)          (1,846,435)
                                            --------------      ---------------
                                                72,030,241           52,499,105
      Excess of cost over market                (2,474,459)          (1,321,205)
                                            --------------      ---------------
                                            $   69,555,782      $    51,177,900
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

      In April 1996 and October 1995, the Company granted 32,384 and 379,776 options, respectively, to purchase Common Stock at an exercise price of $13.077 per share of which 181,352 and 180,763 options are exercisable as of September 30, 1998 and December 31, 1997, respectively. Forfeited options were 40,627 as of September 30, 1998 and 31,795 as of December 31, 1997. Expired options were 6,477 shares as of September 30, 1998 and 589 shares as of December 31, 1997. The remaining 183,704 options become exercisable on the anniversary dates of the grants as follows:

                   YEAR                               SHARES

                  1998                                 54,759
                  1999                                 61,236
                  2000                                 61,234
                  2001                                  6,475
                                                   ----------
                                                      183,704
                                                   ==========

      The Company applies APB Opinion No. 25 and related interpretations in accounting for the 1995 Stock Option Plan. Accordingly, no compensation cost has been recognized since the exercise price approximates the fair value of the stock price at the grant dates. Had compensation cost been determined based on the fair value at the grant date consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been effected for the three months and nine months ended September 30, 1998 and 1997 as indicated below:


                                             Three Months                           Nine Months
                                            Ended June 30,                        Ended June 30,
                                       1998                1997            1998                1997
      Net Income:
         As reported          $  (2,709,364)  $     1,768,378   $   (5,309,341)   $     4,063,440
         Pro forma            $  (2,737,554)  $     1,717,064   $   (5,396,291)   $     3,909,499
      Earnings per Share:
         As reported          $        (.33)  $           .22   $         (.65)   $           .55
         Pro forma            $        (.34)  $           .21   $         (.67)   $           .53

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

      Outstanding options to purchase shares of common stock were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market prices of the common shares during the three months and nine months ended September 30, 1998 and 1997. Accordingly, there were no differences in the numerators and denominators used in the basic EPS and diluted EPS computations.

6.    LONG-TERM DEBT

      In April 1998, the Company replaced its existing debt with a $115.0 million syndicated credit facility (the "Syndicated Credit Facility"). The Syndicated Credit Facility permits revolving loans of up to $70.0 million (the "Revolving Loan") and term loans of up to $45.0 million (the "Term Loans"). Any amounts outstanding under the Revolving Loans mature in April, 2003. Term Loan borrowings will be due in specified quarterly installments beginning in April, 1999 with a final maturity in January, 2003.

      Among the various provisions, limitations and restrictions contained in the Syndicated Credit Facility, the Company must meet specified consolidated net worth, leverage ratio, fixed charge coverage ration, funded debt to total capitalization ratio and consolidated earnings before the effect of interest expense, income taxes depreciation and amortization requirements. Under the Syndicated Credit Facility, the Company is restricted in the amount of its capital expenditures, indebtedness to certain other parties, payment of dividends, or redemption of its stock that would create an event of default, unless a waiver is obtained, any unpaid principal and accrued interest may be declared immediately due and payable. The Syndicated Credit Facility may be terminated at any time upon the occurrence of an event of default. The Company retains the right to remedy certain events of default within 30 days after notice. The Company was not in compliance with certain covenants and had not obtained the respective waivers as of September 30, 1998. Accordingly, all debt as of September 30, 1998 has been classified as current.

7.    NEW ACCOUNTING STANDARDS

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Comprehensive Income" ("SFAS 130"), which established standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement divides comprehensive income into net income and other comprehensive income. For the three months and nine months ended September 30, 1998 and 1997, the Company had no items of other comprehensive income.

      In June 1997, SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", was issued, establishing standards for the way public enterprises report information about operating segments in annual financial statements. This statement also requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company will be required to apply the provisions of this statement beginning with the annual report issued for the year ending December 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The following discussion and analysis should be read in conjunction with the financial statements and related notes of this Quarterly Report on Form 10-Q and in conjunction with the Company's 1997 Annual Report.

RESULTS OF OPERATIONS

                           (UNDAUDITED)                    (UNDAUDITED)
                           THREE MONTHS                    NINE MONTHS
                          ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,

                           1998        1997              1998        1997

Net sales                  100.0%      100.0%            100.0%      100.0%
Cost of goods sold          94.6        87.4              92.0        85.2
                           ------      -----              ----        ----

Gross profit                 5.4        12.6               8.0        14.8
Selling, general and
  administrative expenses    8.7         4.5               9.5         7.0
                            ------     -----               ---         ---

Income (loss) from
  operations                (3.3)        8.1              (1.5)        7.8
Other expenses, net          4.5         0.9               4.3         1.3
                             ---         ---               ---         ---


Income (loss) before
  income taxes              (7.8)        7.2              (5.8)        6.5
Income taxes (benefit)      (2.8)        2.7              (2.1)        2.4
                            -----        ---             ------        ---


Net income (loss)           (5.0)%       4.5%             (3.7)%       4.1%
                             ---         ---               ---         ---

Three Months and Nine Months Ended September 30, 1998 ("1998"), Compared to Three Months and Nine Months Ended September 30, 1997 ("1997")

NET SALES
Net sales for the nine months ended September 30, 1998 were $144.9 million, an increase of $45.4 million, or 45.6%, over net sales of $99.5 million for the first nine months of 1997. This increase in net sales was attributable to the inclusion of sales from FLR and Stardust which were acquired by the Company in December of 1997. This increase in sales, however, was lower than anticipated due to a short supply of specific inventory styles. This shortage of inventory was due, in part, to problems associated with system design and procedural aspects of the SAP management information system which is currently being implemented by the Company. Additionally, sales from FLR and Stardust were lower than anticipated due to a temporary supply disruption of inventory that occurred during the second quarter of 1998.

GROSS MARGINS
Gross margins declined to 5.4% and 8.0% for the third quarter and first nine months of 1998, respectively, from 12.6% and 14.8% in the comparable periods of 1997. The decline was the result of lower fabric yield, a shift in product mix, and an increase in supplies expense. Fabric yield was adversely impacted due to problems associated with system design and procedural aspects of the SAP management information system which is currently being implemented by the Company. Steps have been or are being taken to correct this problem. Orders for product shifted to a higher percentage of larger sized goods during the first nine months of 1998 relative to the same period in 1997. Due to a competitive market environment, the Company is not always able to offset the higher production costs associated with larger sized product with higher selling prices. Supplies expense increased as the Company provided manufacturing and shipping supplies to a greater number of outside contractors during the first nine months of 1998 than had been utilized in the same period of 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")
For the first nine months, SG&A expenses increased 95.5% to $13.8 million in 1998 from $7.0 million in 1997. SG&A as a percent of sales for 1998 was 9.5% compared to 7.0% in 1997. This increase in SG&A expense is primarily attributable to the inclusion of expenses from FLR and Stardust in the first nine months of 1998.

OTHER EXPENSES, NET
Other expenses, net, increased 586.7% to $2.5 million in the third quarter of 1998 and 380.4% to $6.2 million in the first nine months of 1998. This increase was due to an increase in interest expense and amortization expense associated with the acquisitions made in December of 1997.

INCOME TAXES
The effective tax rate was 36.4% in 1998 and 36.8% 1997.

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

The company entered into a $115.0 million syndicated credit facility (the "Syndicated Credit Facility") in April, 1998. The Syndicated Credit Facility permits revolving loans of up to $70.0 million (the "Revolving Loans") and term loans of up to $45.0 million (the "Term Loans"). Any amounts outstanding under the Revolving Loans mature in April, 2003. Term Loan borrowings will be due in specified quarterly installments beginning in April, 1999 with a final maturity in January, 2003. The Syndicated Credit Facility has been amended by the First Amendment to Credit Agreement and Waiver entered into as of August 27, 1998, the Second Amendment to Credit Agreement entered into as of September 30, 1998, and the Third Amendment to Credit Agreement entered into as of November 16, 1998 (the "Credit Agreement Amendments"). The provisions of the Credit Agreement Amendments include, among other things, the addition of up to $4.0 million to the Company's calculated borrowing base under the Revolving Loans. The $4.0 million addition to the Company's calculated borrowing base provided in the Third Amendment to Credit Agreement expires on November 30, 1998.

Among the various provisions, limitations and restriction contained in the Syndicated Credit Facility, the Company must meet specified consolidated net worth, leverage ratio, fixed charge coverage ratio, funded debt to total capitalization ratio and consolidated earnings before the effect of interest expense, income taxes, depreciation and amortization requirements. Under the Syndicated Credit Facility, the Company is restricted in the amount of its capital expenditures, indebtedness to certain other parties, payment of dividends, or redemption of its stock that would create an event of default. In the event of default, unless a waiver is obtained, any unpaid principal and accrued interest may be declared immediately due and payable. The Syndicated Credit Facility may be terminated at any time upon the occurrence of an event of default. The Company retains the right to remedy certain events of default with 30 days after notice.

The Company was not in compliance with certain covenants and had not obtained waivers as of September 30, 1998. As of September 30, 1998, the Company was required to have a consolidated net worth greater than or equal to $62.5 million, a fixed charge coverage ratio of no less than 1.50 to 1.0, and consolidated earnings before the effect of interest expense, income taxes, depreciation and amortization greater than or equal to $20 million. As of September 30, 1998, the Company had a consolidated net worth of $58.4 million, a fixed charge coverage ratio of (0.37) to 1, and consolidated earnings before the effect of interest expense, income taxes, depreciation and amortization of $12.5 million. The lenders party to the Syndicated Facility have agreed to forbear exercising their rights and remedies arising from the Company's covenant violations until December 31, 1998 and to continue to make available to the Company the loans provided under the Syndicated Credit Facility.

CASH FLOWS FROM OPERATING ACTIVITIES
For the nine months ended September 30, 1998 and 1997, net cash used in operating activities totaled $12.0 million and $9.5 million, respectively. Accounts receivable, net increased $5.1 million from December 31, 1997 to September 30, 1998 due to increased sales volume and the seasonality of activewear shipments. Inventories increased $18.4 million from December 31, 1997 to September 30, 1998 in order to support shipments due in the next six months. These uses of cash were offset primarily by an increase in accounts payable of $10.1 million.

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures were $11.6 million for the nine months ended September 30, 1998. These capital expenditures were primarily to enhance manufacturing and management information systems capabilities.

CASH FLOWS FROM FINANCING ACTIVITIES
For the nine months ended September 30, 1998, the Company had net borrowings of $25.3 million to help meet working capital and capital expenditure financing needs.

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

PART II - OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITY

      On January 28, 1997, the Board of Directors declared a 0.736-for-one reverse Common Stock split for shareholders of record on February 3, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

         Exhibit
         Number                                         Filed Herewith (*)

          6.1 First Amendment to Credit Ageement
          6.2 Second Amendment to Credit Agreement
          6.3 Third Amendment to Credit Agreement
          6.4 Forbearance Agreement
          6.5 Cash Collateral Security Agreement
         11.1 Computation of Earnings per Share                  *

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