Form 10-Q/A
period 1998-09-30
PLUMA INC
filed 1998-11-24
CIK 829044

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q/A


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

6.    LONG-TERM DEBT


      The company entered into a $115.0 million syndicated credit facility (the "Syndicated Credit Facility") in April, 1998. The Syndicated Credit Facility permits revolving loans of up to $70.0 million (the "Revolving Loans") and term loans of up to $45.0 million (the "Term Loans"). Any amounts outstanding under the Revolving Loans mature in April, 2003. Term Loan borrowings will be due in specified quarterly installments beginning in April, 1999 with a final maturity in January, 2003. The Syndicated Credit Facility has been amended by the First Amendment to Credit Agreement and Waiver entered into as of August 27, 1998, the Second Amendment to Credit Agreement entered into as of September 30, 1998, and the Third Amendment to Credit Agreement entered into as of November 16, 1998 (the "Credit Agreement Amendments"). The provisions of the Credit Agreement Amendments include, among other things, the addition of up to $1.0 million to the Company's calculated borrowing base under the Revolving Loans. The $1.0 million addition to the Company's calculated borrowing base provided in the Third Amendment to Credit Agreement expires on December 31, 1998.


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


The company entered into a $115.0 million syndicated credit facility (the "Syndicated Credit Facility") in April, 1998. The Syndicated Credit Facility permits revolving loans of up to $70.0 million (the "Revolving Loans") and term loans of up to $45.0 million (the "Term Loans"). Any amounts outstanding under the Revolving Loans mature in April, 2003. Term Loan borrowings will be due in specified quarterly installments beginning in April, 1999 with a final maturity in January, 2003. The Syndicated Credit Facility has been amended by the First Amendment to Credit Agreement and Waiver entered into as of August 27, 1998, the Second Amendment to Credit Agreement entered into as of September 30, 1998, and the Third Amendment to Credit Agreement entered into as of November 16, 1998 (the "Credit Agreement Amendments"). The provisions of the Credit Agreement Amendments include, among other things, the addition of up to $1.0 million to the Company's calculated borrowing base under the Revolving Loans. The $1.0 million addition to the Company's calculated borrowing base provided in the Third Amendment to Credit Agreement expires on December 31, 1998.


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