Form 10-K
period 1998-12-31
PLUMA INC
filed 1999-04-15
CIK 829044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
 ___    EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

                   For the fiscal year ended December 31, 1998

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

      For the transition period from ___________________ to _______________


                        Commission file number 333-18755
                                               ---------
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

          Securities registered pursuant to Section 12 (b) of the Act:

               Title of Each Class                      Name of Each Exchange
                                                        on Which Registered

            Common Stock, No par value                  New York Stock Exchange


          Securities registered pursuant to Section 12 (g) of the Act:
                                      None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes x . No    .
                                      ---     ---

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

        The aggregate market value of Common Stock, no par value, held by non-affiliates of the registrant, as of April 5, 1999, was approximately $2,650,316.
 ---------

        As of April 5, 1999 there were 8,109,152 shares of Common Stock, no par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on June 23, 1999 are incorporated by reference into Parts I and III of this report.


                                     PART I

ITEM 1.  Business

GENERAL

Pluma (the "Company") is a vertically integrated manufacturer and distributor of high quality fleece and jersey activewear. The Company is focused on increasing sales and profitability by offering high value products to a diverse customer base. Also in 1998, Pluma operated two nationally recognized wholesale distributors, Stardust Corporation ("Stardust") in Verona, Wisconsin and Frank
L. Robinson Company ("FLR") in Los Angeles, California. These distributors were acquired in December 1997. Although the Company has elected to close FLR in an effort to reduce overhead, it continues to operate Stardust and believes that Stardust is strategically important to the distribution of Pluma's "SANTEE" branded products and allows the Company to serve smaller customers who would otherwise prove more difficult to service efficiently. Pluma sells its products to companies such as adidas, Starter and Walt Disney. In addition, the Company sells products under its own "PLUMA(R)", "SANTEE(R)", and "SNOWBANK(R)" brand names to retail and wholesale customers such as Sam's Club and Alpha Shirt Company.

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

Pluma targets a diverse customer base across multiple markets and distribution channels. Currently, Pluma's material customers include branded customers such as adidas, Reebok and Starter, retailers such as Miller's Outpost and Sam's Club and entertainment customers such as Hard Rock Cafe and Walt Disney. In addition, Pluma sells to wholesale distributors, screenprinters and embroiderers who sell the Company's products to a wide variety of retailers, ranging from small souvenir and resort stores to large nationwide department stores. The Company's diverse customer base provides product exposure to many consumer markets and enables Pluma to balance its production more evenly throughout the year.

Stardust has been in operation since 1988 and served approximately 6000 customers in the apparel industry in 1998. Stardust's products include jersey and fleece products as well as golf shirts, jackets and headwear. Its primary customers include smaller screenprinters and embroiderers, retailers and advertising specialists, customers who otherwise would be inaccessible to the Company as the result of financial inefficiencies that would result from Pluma's manufacturing division's attempts to service these customers.

Pluma recognizes the benefits of competing in a global market. To take advantage of lower production costs,during 1998, the Company utilized the services of two joint ventures in Mexico (in which Pluma is a partner) to assemble (sew) component parts of the Company's products. However, the Company underestimated management involvement required to implement non-domestic production. These joint ventures failed to produce the required quantities of product in a timely fashion and quality problems were also experienced. The Company also determined that more competitive pricing could be obtained from other Latin American manufacturers. The Company is currently analyzing the competitiveness of the two joint ventures with other manufacturing companies in Latin America. Should it be determined that similar services are offered by other Latin American companies at more competitive prices than those currently being offered by the joint ventures Pluma intends to pursue these opportunities in an effort to expand a portion of its manufacturing operation to Latin America.

PRODUCTS

Pluma's high quality fleece and jersey activewear meet consumer preferences for heavier weights and higher cotton content. The Company's fleece products include a variety of styles and colors of tops and bottoms in seven and one-half, nine, and eleven ounce weights in cotton/polyester blends ranging from 50% cotton/50% polyester to 100% cotton. Pluma also manufacturers six and seven ounce 100% cotton jersey tops and bottoms designed for outerwear.

The Company believes that certain design and construction features enhance the quality and appeal of its products relative to some competitors.

o Pluma's fleece and jersey tops are fuller cut and heavier weight.
o Pluma produces higher stitch count fabrics to reduce shrinkage, provide a better printing surface and increase softness.
o Pluma uses air jet spun yarn for its 50% cotton/50% polyester fleece fabric to prevent pilling.
o Most of Pluma's ribbed fabrics contain spandex to retain shape.
o Pluma uses greater detail in its sewing processes to enhance durability and appearance.
o Pluma utilizes advanced finishing techniques, including the application of softeners and napping (brushing), to give its fleece fabrics more bulk and softer texture.

The sales mix of fleece and jersey products (excluding sales by FLR and Stardust) for the three years ended December 31, 1998, in sales, gross dozens sold, excluding close-outs and irregulars, and the average sales price per dozen is as follows:


                                                     Year Ended December 31

In thousands                             1998                                1997                              1996
Except average        ------------------------------------  ---------------------------------   ----------------------------------
Sales price per dozen                 Gross          Avg.                  Gross        Avg.                   Gross        Avg.
                                      Dozens     Sales Price/              Dozens   Sales Price/               Dozens   Sales Price/
                         Sales        Sold         Dozen         Sales     Sold        Dozen        Sales      Sold        Dozen

Fleece                  $ 57,568         613    $   93.85      $ 80,751     879    $   91.88    $   80,423       871    $   92.41

Jersey                    53,772         944        56.97        51,836     841        61.67        46,803       765        61.16
Total/Average            111,340       1,557        71.50       132,587   1,720        76.78       127,226     1,636        76.79


Since introducing jersey products in 1990, the Company has increased jersey sales in order to diversify its product mix, more efficiently utilize its manufacturing base and reduce the impact of seasonality that is inherent in the fleece industry. Generally, jersey products sell at lower price points and generate lower profit margins than fleece.

The sales mix of products for the Company's Stardust and FLR divisions for the year ended December 31, 1998 was as follows:


                                           STARDUST

                                           GROSS SALES         PERCENTAGE
                      PRODUCT              IN THOUSANDS      OF GROSS SALES
                      -------              ------------      --------------


                      Jersey                  23,998           47.0%
                      Fleece                  11,771           23.1%
                      Golf Shirts             12,984           25.5%
                      Caps                     1,135            2.2%
                      Jackets                  1,132            2.2%

                      TOTAL                   51,019          100.0%




                                              FLR

                                           GROSS SALES           PERCENTAGE
                      PRODUCT              IN THOUSANDS        OF GROSS SALES
                      -------              ------------        --------------

                      Jersey                  18,474           54.9%
                      Fleece                   9,562           28.6%
                      Underwear                3,222            9.7%
                      Golf Shirts              1,932            5.8%
                      Miscellaneous              492            1.0%

                      TOTAL                   33,682          100.0%


As of December 31, 1998 and 1997, the Company (excluding Stardust and FLR) had backlog orders of approximately 844,182 dozens, or approximately $43 million, and 645,475 dozens or approximately $37 million, respectively. Backlogs are computed from orders on hand at the last day of each fiscal period. The Company believes that as a result of the seasonality and the just-in-time nature of its business, order backlogs are not a reliable indicator of future sales volume.

CUSTOMERS

Pluma targets a diverse customer base which is comprised of five primary markets. These markets include branded, retailers, screenprinters and embroiderers, wholesale distributors and entertainment. As a result of Pluma's ability to customize products according to its customer's needs, it is focusing on increasing sales to its branded and retail customers, which produce higher gross margins.

For the years ended December 31, 1998, 1997, and 1996, Pluma's top ten customers accounted for 47.9%, 80.2% and 75.5%, respectively, of the Company's net sales and 58.9%, 47.2% and 65.4% , respectively, of its accounts receivable. For the year ended December 31, 1998, the Company's top three customers, Sam's Club, adidas and Starter Galt, accounted for 25.7%, 9.4% and 2.5%, respectively, of the Company's net sales. For the year ended December 31, 1997, the Company's top three customers, Sam's Club, adidas and FLR accounted for 31.1%, 12.0% and 8.7% respectively of the Company's net sales. For the year ended December 31, 1996, the Company's top three customers, Sam's Club, adidas and Frank L. Robinson, accounted for 24.1%, 14.7% and 7.2%, respectively, of the Company's net sales. Pluma provides products to its customers pursuant to purchase orders on an as-needed basis.

BRANDED

Branded accounts consist of customers such as adidas, Bike and Reebok. These accounts require the manufacturer to meet exact specifications, such as styling, color, screenprinting and embroidery. Products are labeled, packaged and shipped ready for sale to consumers. The Company's ability to accommodate the specialized nature of products manufactured for these customers often results in higher margins. Branded accounts constituted approximately 12.2% of the Company's net sales for the year ended December 31, 1998, 23.0% of the Company's net sales for 1997 and 20.6% for 1996.

RETAILERS

Retail customers include specialty, high-end and value-oriented retailers. The Company's largest retail customer in 1998 was Sam's Club, which markets and sells "Pluma" labeled products. Pluma's other retail customers include Miller's Outpost, which sells its own private label products manufactured by Pluma or products with Pluma's "SANTEE(R)" label. The Company believes that this market segment holds significant opportunity for growth as other value-oriented retail formats continue to grow in popularity. Retail customers constituted approximately 28.0% of the Company's net sales for the year ended December 31, 1998 and 40.9% and 33.7% for the same periods in 1997 and 1996, respectively. As a result of the growth of the Company's business with Sam's Club, coupled with increased consumer recognition of the "Pluma" brand name, the Company has granted a license to Kayser Roth Corporation ("Kayser Roth") that allows it to manufacture and distribute socks to Sam's Club under the "Pluma" brand name.

SCREENPRINTERS AND EMBROIDERERS

Screenprinters and embroiderers include Endless Design, Artisans and SouthPrint among others. These customers typically purchase basic products to which they add design and logos; they then resell these products to a wide variety of retailers, ranging from small souvenir and resort stores to large, nationwide department stores. Certain screenprinters and embroiderers resell under Pluma's "SANTEE(R)" label. Screenprinters and embroiderers constituted approximately 7.9% of the Company's net sales for the year ended December 31, 1998 and 11.3% and 19.7% for the same periods in 1997 and 1996, respectively.

WHOLESALE DISTRIBUTORS

Wholesale distributors include T-C Distributors and Laurel Run. These customers generally purchase goods in large volume for further distribution to companies such as Converse, as well as to small customers, which are typically more difficult for the Company to service. All products sold to these customers contain Pluma's "SANTEE(R)" label, which is becoming more recognizable by consumers. Wholesale distributors (exclusive of Stardust and FLR in 1998) constituted approximately 2.0% of the Company's net sales for the year ended December 31, 1998 and 16.7% and 17.5% for the same periods in 1997 and 1996, respectively. Wholesale distributor sales were less during 1998 than in prior years as the result of the acquisition of Stardust and FLR, who were large customers of Pluma before their acquisition.

ENTERTAINMENT

Entertainment accounts consist of customers such as Hard Rock Cafe and Walt Disney. This market segment demands a basic product on which designs are printed or embroidered for souvenir sales. Demand for goods sold to this market segment is relatively consistent throughout the year. Entertainment accounts constituted approximately 3.0% of the Company's net sales for the year ending December 31, 1998 and 8.1% and 8.4% for the same periods in 1997 and 1996 respectively.

STARDUST AND FLR

Stardust and FLR accounted for approximately 45.0% of the Company's net sales for the year ending December 31, 1998. Stardust sells approximately one-third of its products to screenprinters and embroiderers, one-third to retailers and the remaining one-third to advertising specialists, Stardust's fastest growing customer segment. Pluma has closed FLR and is in the process of liquidating a substantial portion of its inventory.

Historically, approximately two percent of Pluma's sales consisted of irregular products sold by the Company and independent sellers.

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

At the end of 1998, Pluma was manufacturing all of if its fabrics domestically, using independent contractors as needed. The Company continued to shift its sewing operations to Latin America in 1998 to meet customer demands for value and to take advantage of the labor cost savings. By the end of 1998, approximately 50% of the Company's products were sewn domestically at sites within close proximity to the Company's textile manufacturing facilities. The remaining 50% of the Company's products were sewn or produced in Latin America by the joint ventures and other contractors.

Pluma's vertically integrated manufacturing process includes the following:

KNITTING

The Company operates, high-speed circular knitting machines that produce various types of fabric in its manufacturing facilities in Eden, North Carolina. The circular knitting process eliminates the need for side-seaming, reduces waste and consequently, lowers production costs. Proprietary knitting processes enable the Company to change its production with minimal downtime for setup. The Company can shift its knitting processes between various fabric blends, weights and styles, as well as between fleece and jersey fabrics, without significant loss of utilization. Pluma uses spandex in all of its ribbed fabrics to retain shape and produces high stitch count fabrics, which results in lower shrinkage, a better printing surface and a softer feel.

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

FINISHING AND CUTTING

The finishing process consists of extracting, drying, napping (brushing) and compacting the fabric. Fleece fabrics are then napped to produce a soft and heavy feel. Also, fabrics are compacted to minimize shrinkage and increase stability.

Pluma's cutting operation in Eden, North Carolina, uses Bierrebi & Geber automatic continuous-cutting machines with computer-controlled hydraulic die-cutting heads. The Company's Gerber cutting system interfaces with its computerized pattern design process. The Company utilizes these machines to improve consistency and efficiency and generate less waste. Manual cutting is used to provide flexibility to process low-volume orders.

SEWING

The Company's domestic sewing facilities are currently located in Martinsville, Chatham, Vesta and Altavista, Virginia. Pluma's sewing operations begin with the pre-assembly of component parts utilizing computerized sewing equipment. Pre-assembled parts are then sewn using the Company's proprietary tandem sewing process or conventional sewing. Management believes that its tandem sewing process is unique and gives the Company a competitive advantage in sewing operations by enhancing product quality and manufacturing flexibility.

Pluma's proprietary tandem sewing process utilizes the Company's patented tandem sewing table. This proprietary equipment allows operations to move rapidly between sewing steps to reduce further assembly time. The table is easily adjustable to accommodate different operators' physical characteristics, minimizing downtime between shifts and thereby facilitating multi-shift operations.

The Company increased its engagement of independent sewing contractors in 1998. These independent contractors sewed approximately 37.0% of all Pluma products during 1998 as compared to 16.0% of the Company's products in 1997 and 1996. During 1998, 21.9% of the Company's products were sewn by independent contractors located in Mexico and Honduras, while 15.1% were sewn by domestic contractors. The Company intends to increase its engagement of foreign independent contractors to sew its products as evidenced by the fact that by December of 1998 approximately 50% of the Company's products were being sewn in Latin America.

The Company hires independent embroidery and screen printing subcontractors to print or embroider special images on products ordered by certain of its entertainment and branded accounts. The Company believes that it is more cost effective to outsource these services.

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

The Company leases a fleet of 7 tractors and 78 trailers and owns six trailers. It leases one truck to transport materials between plants, as necessary. It relies upon common carriers for delivery to its customers.

SOURCES OF RAW MATERIALS

Pluma purchases yarn, dye stuffs and chemicals that are the principal raw materials used in its products. Management believes that there is sufficient availability of raw materials from a number of suppliers at competitive prices to satisfy current and anticipated needs of the Company.

The Company does not spin its own yarn. Yarn spinning is a capital intensive operation in which there is substantial domestic and foreign competition. The Company often makes advance purchases of yarn based on projected demand. Should any or all of these yarn suppliers be unable for any reason to fulfill their obligations under these yarn contracts, the Company believes that such an occurrence would not have a material adverse effect on the Company's business as yarn is available to the Company from other suppliers at comparable prices.

Pluma maintains a five- to ten-day supply of raw material inventories, minimizing the need for storage space. During 1998, Pluma's principal yarn suppliers included Parkdale Mills, Inc. and Mayo Yarns, Inc. and its principal suppliers of dye and chemicals included Clariant, DyStar and Ciba Specialty Chemicals.

As discussed in Item 7 hereof, since June 30, 1998, the Company has experienced a liquidity crises and has remained in default under certain provisions of a Credit Agreement with its lenders. Since November 1998, the Company's lenders have extended to the Company successive thirty-day agreements to forbear from exercising their remedies as a result of the defaults. As a result of insufficient cash, the Company has been unable to pay its suppliers on a timely basis. Furthermore, since November 1998, the Company's suppliers have expressed concern regarding the Company's ability to operate beyond thirty-day periods resulting from the short forbearance periods. As a result of not timely paying its suppliers and the short forbearance periods described above, the Company has experienced difficulty in obtaining adequate supplies in a timely manner which caused disruptions and delays in production and some lost sales. The Company has secured amended credit and forbearance agreements and is implementing a new business plan designed to eliminate the problems described in this paragraph. See Item 7 below. There can be no assurance that this problem will not continue.

SEASONALITY

The activewear business is seasonal. Typically, demand for fleece products is much lower during the first and second quarters each year and is partially offset by increased demand for jersey products in these periods. Notwithstanding the Company's efforts to diversify its product mix and customer base to create a more consistent demand for its products throughout the year, the Company produces and stores fleece finished goods inventory during the first half of each year. This practice enables the Company to meet the heavy demand for delivery during the second half of the year.

COMPETITION

The fleece and jersey activewear industry is highly competitive. Pluma's major competitors are vertically integrated manufacturers such as Fruit of the Loom, Inc., Russell Corporation, Tultex Corporation and VF Corporation. Certain of these competitors have greater financial resources and larger manufacturing, distribution and marketing capabilities than the Company; however, no single manufacturer dominates the industry. Among other factors, the Company's future success will depend to a significant extent upon its ability to remain competitive in the areas of price, quality, marketing, product development, manufacturing capabilities, distribution and order processing, which are the principal methods of competing within the fleece and jersey apparel industry.

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

LABOR

The Company had approximately 2,150 employees at December 31, 1998. Since that time, Pluma has downsized its labor force in an effort to reduce overhead and at March 31, 1999 employed 1,626 persons. Management considers labor relations to be good. Some of the Company's competitors located in its geographic area are unionized, and there can be no assurance that the Company will not become a target for union organizing activity in the future. To the extent that unionization increases the Company's cost of operations, the Company could be impacted adversely from both an operating and financial standpoint.

TRADEMARKS AND LICENSES

Pursuant to an Assignment from Superba, Inc. recorded December 22, 1997, Pluma became the owner of the registered trademark SANTEE(R), U.S. Registration No. 830,629. SNOWBANK(R) and PLUMA(R) are also registered trademarks owned by Pluma, U.S. Registration No. 2,079,657 and U.S. Registration No. 2,139,902, respectively. Applications have been filed to register these marks and THERMOLATOR(TM) in the European Community, Japan and Mexico. SANTEE(R) is registered in Mexico under RN 579379. PLUMA(R), SANTEE(R) and SNOWBANK(R) are all utilized in connection with marketing certain styles of the Company's activewear.

On October 24, 1995, the Company entered into a license agreement with Kayser Roth granting to Kayser Roth a limited exclusive license to use the name "PLUMA" in connection with the manufacture and sale of socks in the United States and Mexico to Sam's Club (the "Kayser Roth Agreement"). The Company receives a royalty from Kayser Roth equal to 2.0% of net sales of socks bearing the Pluma label up to $3,000,000 of such sales and 1.5% of all net sales of socks thereafter (in each case, less customary trade discounts, shipping charges, returns and allowances and sales taxes). The Kayser Roth Agreement terminates on December 31, 1999, but is renewable by Kayser Roth for successive one-year terms thereafter. Sam's Club has informed the Company that it may cancel its Pluma sock program at the end of 1999. The Company maintains appropriate quality control standards in the Kayser Roth Agreement designed to ensure that only quality products are distributed under the PLUMA(R) name.

On July 30, 1996, U.S. Patent No. 5,540,160 was issued by the USPTO for the Company's tandem sewing table.


ITEM 2.  Properties

All of the Company's facilities are located in North Carolina, Virginia and Wisconsin. All buildings are well maintained and several of its facilities have been expanded since operations commenced in 1987. All of the facilities owned by the Company are encumbered by a deed of trust to a group of lenders to secure a $115,000,000 credit facility previously extended to the Company. The principal facilities summarized below list those facilities utilized by the company in 1998. The Company consolidated some of its operations in 1999 and any changes occurring as of April 5, 1999 are footnoted. The location, approximate size, owned or leased status, year in which operations commenced and use of the Company's principal facilities are summarized in the following table:

                  [REMAINDER OF PAGE LEFT BLANK INTENTIONALLY]





-------------------- ------------------ ------------------ ----------------- ------------------

    LOCATION           SQUARE FOOTAGE         OWNERSHIP       OPERATIONS            USE
                                                              COMMENCED

Eden, NC                     170,900              Owned        1987          Executive
                                                                             offices, dyeing,
                                                                             finishing and
                                                                             cutting

Eden, NC                     139,169              Owned        1993          Knitting and
                                                                             yarn storage

Eden, NC                       4,000             Leased        1998(1)       Outlet Store


Eden, NC                      18,000             Leased       1987(2)        Sewing/Storage

Eden, NC                      21,000             Leased       1998(8)        Storage

Martinsville, VA             198,000             Leased       1996           Distribution and
                                                                             warehouse

Martinsville, VA             181,600             Leased       1988           Distribution,
                                                                             packaging and
                                                                             warehouse

Martinsville, VA              83,200             Leased       1994(7)        Distribution,
                                                                             packaging and
                                                                             management
                                                                             information
                                                                             systems

Martinsville, VA              43,900              Owned       1988           Sewing


Martinsville, VA              15,600             Leased       1992(3)        Storage


Martinsville, VA              11,500             Leased       1997(1)        Product development and outlet


Martinsville, VA               8,300              Owned       1997           Marketing and
                                                                             sales office and
                                                                             some executive
                                                                             offices

Rocky Mount, VA                82,000             Owned       1995(4)        Sewing


Chatham, VA                    52,000             Owned       1990           Sewing

Vesta, VA                      24,000             Owned       1994(5)        Sewing


Altavista, VA                  12,000             Owned       1996           Sewing


Altavista, VA                   2,200            Leased       1997(1)        Outlet store


Los Angeles, CA               139,500            Leased       1997(6)        Distributor


Verona, WI                     63,000             Owned       1997           Distributor



(1) In December 1998, the Company made the decision to close the factory outlet locations. The Eden Factory Outlet lease terminated December 31, 1998. The Martinsville Factory Outlet lease ended March 20, 1999. Product Development, once housed at this same location, was relocated to the Company's main facility in Eden, NC. The Altavista Factory outlet closed January 31, 1999.
(2) The Company leased this facility to perform sewing operations from 1987 through 1993 and subsequently executed a new lease for this facility in December 1996. Sewing operations ceased in this facility in January 1999 and it is currently used for storage.
(3)     This lease terminated February 12, 1999.

(4) Sewing operations are expected to cease at this facility in April 1999 and the Company intends to sell this property in an absolute auction in 1999.
(5)     The Company exercised its option to purchase this property in October
        1997.
(6)     The Company began the process of closing this facility in March 1999.
(7) The pre-assembly, packaging and distribution operations at this facility were consolidated into the Company's other existing facilities in March 1999. The Company entered a new lease effective March 31, 1999 to lease 1,116 square feet of this same facility to house some of its Management Information Systems.
(8) This warehouse was utilized as temporary storage. The lease thereon expired April 6, 1999.

ITEM 3.  Legal Proceedings

        The Company is not a party to nor is any of its property the subject of any legal proceedings, the result of which it believes could have a material adverse impact on its business, properties, or financial condition.


ITEM 4.  Submission of Matters to a Vote of Security Holders

        None.


EXECUTIVE OFFICERS OF THE COMPANY

        "Election of Directors' on pages 1 and 2 of the Proxy Statement for the Annual Meeting of Share Owners to be held June 23, 1999, is incorporated herein by reference.

        Additional executive officers as of December 31, 1998 and as of April 5, 1999 who were not directors are as follows:


            Name                        Age                      Position
-------------------------------------- ------ -------------------------------------------------
Forrest H. Truitt, II (1)               44    Executive Vice President and Chief Financial
                                              Officer
Milton A. Barber, IV                    38    Sr. Vice President of Sales and Marketing
David S. Green                          49    Sr. Vice President of Human Resources
Walter E. Helton                        59    Sr. Vice President of Operations
Douglas A. Shelton                      41    Sr. Vice President of Manufacturing
Nancy B. Barksdale                      41    Vice President and Controller
Clifford F. Campbell                    39    Vice President and Treasurer
Raymond L. Rea                          57    Vice President of Manufacturing
Jeffrey N. Robinson (2)                 36    Vice President of Sales and President of Frank
                                              L. Robinson, Inc.
James E. Beale                          45    Vice President of Wholesale Distribution and
                                              President of Stardust Corporation
John R. Beale                           51    Executive Vice President of Stardust Corporation
William H. Watts                        58    Vice President and Chief Financial Officer
Keith D. Lake                           48    Vice President of Textile Operations
Frederick T. Burke, II                  42    Vice President of Distribution


(1)     Mr. Truitt resigned as an employee of Pluma on March 1, 1999.
(2) The Company has made the decision to close FLR. Although the Company remains obligated to Mr. Robinson under the terms of an employment agreement, it is not anticipated that Mr. Robinson will remain an active employee of the Company.

FORREST H. TRUITT, II served as Executive Vice President and Chief Financial Officer of the company until March 1, 1999 when he resigned as an officer of the Company. He became Vice President, Treasurer and Chief Financial Officer in March 1996 and became an Executive Vice President in January 1997. Mr. Truitt relinquished his title as Treasurer in September 1998. From February 1994 until he joined the Company, Mr. Truitt was a self-employed financial consultant. Prior to that time, he served as the Chief Financial Officer of Mayo Yarns from September 1993 to February 1994, and Vice President of Finance and Secretary/Treasurer of Vintage Yarns, Inc. from 1982 until 1993.

WILLIAM H. WATTS was appointed Chief Financial Officer and Vice President on March 8, 1999. Prior to joining the Company he was a self-employed financial consultant. He served as Executive Vice President and Chief Financial Officer of Signal Apparel Company, Inc., Chattanooga, TN from 1995 to 1997. From 1991 to 1994, he was Vice President of Finance of Land >n Sea, Inc., New York, NY, a manufacturer and importer of women's and children's sportswear.

MILTON A. BARBER, IV became Senior Vice President of Sales and Marketing in October 1997. Mr. Barber has been Vice President of Sales and Marketing since January 1996. From July 1991 until December 1995, Mr. Barber served as an Assistant Vice President of Sales and Marketing for Box & Company. Mr. Barber was employed by Bassett-Walker, Inc. from 1987 until 1991.

DAVID S. GREEN became Senior Vice President of Human Resources in October 1997. Mr. Green has served the company as Vice President of Human Resources since 1993. Prior to joining the Company in 1993, Mr. Green had been employed by Sara Lee for 17 years where his most recent title was Director of Employee Relations at the Martinsville, Virginia knitwear division.

WALTER E. HELTON became Senior Vice President of Operations in October 1997. Mr. Helton is Vice President of Operations responsible for management information systems. Before joining the Company in January 1992, Mr. Helton was employed by Sara Lee as Director of Information Systems.

DOUGLAS A. SHELTON is Senior Vice President of Manufacturing. Mr. Shelton joined the company in May 1996 as Director of Cutting. He was previously employed by Sara Lee as Plant Manager from August 1989 to May 1996.

NANCY B. BARKSDALE is Vice President and Controller. She received her CPA certification from the Commonwealth of Virginia in 1983. From 1983 until 1987, Ms. Barksdale was employed by Bassett-Walker, Inc. as Assistant Controller. Since 1987, Ms. Barksdale has served as Controller for Pluma, and served as Treasurer from August 1993 until March 1996. She was promoted to Vice president in January 1996.

CLIFFORD F. CAMPBELL has served as Vice President and Treasurer since September 1998. Mr. Campbell was employed at Butler and Burke, Certified Public Accountants in Winston-Salem, NC from 1984 until 1997. He became a partner of Butler and Burke in 1990. He joined the Company in March of 1997 as a Financial Analyst.

RAYMOND L. REA is Vice President of Manufacturing responsible for all sewing operations. Prior to his employment with the Company in 1987, Mr. Rea had been employed by Bassett-Walker, Inc. for 25 years.

JEFFREY N. ROBINSON was Vice President of Marketing & Sales and President of Frank L. Robinson, Inc., a division of Pluma, Inc. Prior to joining the Company in 1997, Mr. Robinson was employed as a partner in Frank L. Robinson Company, a wholesale distributor, since 1985. The Company has made the decision to close FLR. Although the Company remains obligated to Mr. Robinson under the terms of an employment agreement, it is not anticipated that Mr. Robinson will remain an active employee of the Company.

JAMES E. BEALE is Vice President of Wholesale Distribution and President of Stardust Corporation, a division of Pluma, Inc. Mr. Beale served as General Manager of Stardust Corporation, a wholesale distributor since 1988 until he joined Pluma in December of 1997. Mr. Beale is the brother of John R. Beale, an executive officer of Stardust Corporation.

JOHN R. BEALE is Executive Vice President of Stardust Corporation, a division of Pluma, Inc. Mr. Beale was founder and President of Stardust Corporation from 1988 until he joined Pluma in December of 1997. He is the brother of James A. Beale, an executive Officer of the Company.

KEITH D. LAKE became Vice President of Textile Operations in January 1999. Prior to joining the Company in May 1998 as Assistant Vice President of Textile Manufacturing, Mr. Lake was employed by Kingstree Knits, a division of Texfi Industries, Inc., Haw River, NC from May 1992 to May 1998. He has worked in the textile industry for 26 years.

FREDERICK T. BURKE II became Vice President of Distribution in March 1999. Mr. Burke joined Pluma in September 1998 as Director of Retail Sales. Prior to accepting a position with Pluma, Mr. Burke served as Vice President of Sales of Starter Corporation, an athletic apparel company, from October 1996 to April 1998. From 1983 to 1996, Mr. Burke was employed by Lee Apparel Company as Vice President of Sales.


                                     PART II


ITEM 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

        The Company's common stock is the only class of stock currently issued and outstanding. The Company's common stock is listed on the New York Stock Exchange under PLU.

        The following table represents the high and low closing sales price of the Company's common stock as listed on the New York Stock Exchange for each full quarterly period within 1997, 1998 and on April 5, 1999.

                              High          Low                               High  Low

        1997 Quarter Ended                                1998 Quarter Ended
        March 31             $12.250      $12.000         March 31           $6.75  $6.56
        June 30              $15.750      $11.750         June 30            $6.75  $6.69
        September 30         $14.625      $10.000         September 30       $2.38  $2.13
        December 31          $10.375      $  8.438        December 31        $2.08  $1.13

                                                          April 5, 1999      $ .56    .50


        The approximate number of registered holders of the Company's common stock on April 5, 1999 was 236.

        The Company did not pay a dividend on its common stock in 1997 or 1998. The Company's credit agreement with its several lenders prohibits the Company from declaring and paying a dividend on its common stock. Any such dividend payment constitutes a default under the credit agreement. The Company has not established a dividend policy and does not expect that a dividend will be declared and paid in the foreseeable future.

-------------------------------------------------------------------------------

ITEM 6.

                      SELECTED FINANCIAL AND OPERATING DATA

Statement of operations data for each of the years in the three-year period ended December 31, 1998, and the balance sheet data as of December 31, 1998 and 1997 set forth below have been derived from the Company's audited financial statements included elsewhere in this Form 10-K. The statement of operations data for each of the years in the two-year period ended December 31, 1995 and the balance sheet data as of December 31, 1996, 1995 and 1994 are derived from the Company's audited financial statements which are not included in this Form 10-K.

                                                            Years Ended December 31,
                                            -----------------------------------------------------
                                              1998(9)   1997(1)    1996(4)     1995(4)    1994
                                             (10)(11)    (2)(3)       (8)       (5)(6)
                                            -----------------------------------------------------
                                                        In thousands, except per share data
STATEMENT OF OPERATIONS DATA:
Net sales                                    $ 187,254   $134,555   $127,820  $ 100,710 $  97,908
Cost of goods sold                             186,010    118,279    106,247     81,429    81,409
Gross profit                                     1,244     16,276     21,573     19,281    16,499
Selling, general & administrative expenses      35,969     10,976      9,149     14,385     7,300
Income (loss) from operations                  (34,725)     5,300     12,424      4,896     9,199
Other expenses, net                              7,153      1,782      3,251      3,130     2,255
Income (loss) before income taxes              (41,878)     3,518      9,173      1,766     6,944
Income taxes (benefit)                          (5,819)     1,475      3,355        659     2,594
Net income (loss)                            $ (36,059)   $ 2,043    $ 5,818  $   1,107   $ 4,350

Earnings (loss) per common share - basic and diluted:

Net income (loss)                             $  (4.45)   $  0.27    $  1.09  $    0.21   $  0.83

Weighted average number of
     shares outstanding                          8,109      7,554      5,316      5,316     5,244

Cash dividends per common share               $   0.00     $ 0.02     $ 0.11  $    0.11    $ 0.11


                                                                 December 31,
                                            -----------------------------------------------------
                                            1998(9)      1997(1)    1996(4)     1995(4)    1994
                                            (10)(11)     (2)(3)       (8)       (5)(6)
                                            -----------------------------------------------------
                                                                  In thousands
BALANCE SHEET DATA:
Working capital                              $ (44,664)  $ 32,975  $  49,901  $  50,052  $ 31,926
Total assets                                   158,543    165,737     89,218     88,613    68,554
Long-term debt, net of current portion               0     40,000     44,420     50,120    30,465
Total shareholders' equity                      27,609     63,668     32,143     26,902    26,373

                                                            Years Ended December 31,
                                            -----------------------------------------------------
                                            1998(9)(10)   1997(1)    1996(4)     1995(4)    1994
                                               (11)       (2)(3)       (8)       (5)(6)
                                            -----------------------------------------------------
                                                                  In thousands
OTHER DATA:
Gross profit as a percentage of net sales          0.7%      12.1%      16.9%      19.1%     16.9%
Income (loss) from operations as a
     percentage of net sales                     (18.5%)      4.0%       9.7%       4.9%      9.4%
Depreciation & amortization                  $   6,570    $ 4,057    $ 3,804   $  3,440  $  2,885
Capital expenditures                            12,904      9,782      3,399      5,856     4,495
EBITDA (7)                                     (27,494)     9,914     16,712      8,627    12,386

(1) In March 1997, the Company completed its initial public offering of 2,500,000 shares of common stock at $12.00 per share. Upon the exercise of the over-allotment option in April 1997, the Company issued an additional 293,300 shares at $12.00 per share. The $29.6 million in net proceeds from the issuance of common stock was used to reduce debt.

(2) During 1997, the Company capitalized significant costs associated with the implementation of a new management information system designed to improve the company's production planning, scheduling and distribution, as well as, its financial reporting capabilities. In November 1997, the Emerging Issues Task Force released EITF Issue No. 97-13 requiring certain costs associated with software implementation to be expensed as incurred. In the fourth quarter of 1997, the Company expensed $2.1 million of such costs which had previously been capitalized during 1997.

(3) In December 1997, the Company purchased certain assets and assumed certain liabilities of Stardust Corporation ("Stardust") and Frank L. Robinson Company ("FLR"), former customers of the Company. The Company paid $51.5 million in cash for these assets, including related acquisition costs, and assumed liabilities in the amount of $16.7 million. The acquisitions have been accounted for as purchases. Accordingly, the assets, liabilities and results of operations of the acquired businesses are included in the balance sheets and statements of operations as of and since December 1997. The acquisitions were financed through additional debt.

(4) In December 1995, the Company brought its sales and marketing functions in-house in order to increase control and enhance profitability (the "Box Transaction"). The Company had previously conducted its sales and marketing activities through an exclusive sales agent, Box & Company ("Box & Company"), under an arrangement (the "Sales & Marketing Agreement") whereby the Company paid a commission of 3.0% of net sales plus an allowance for certain promotional material. Box & Company is a corporation owned by G. Walker Box, a principal shareholder of the Company and Chairman of the Board. The Company terminated the Sales & Marketing Agreement as of December 31,1995, and recorded a non-recurring charge of $2.0 million, the amount of the termination payment.

(5) Includes a non-recurring charge of $3.3 million to increase the allowance for doubtful accounts receivable primarily related to the bankruptcy of a customer.

(6) Had the Box Transaction occurred at the beginning of 1995, excluding the two non-recurring charges mentioned in notes (4) and (5), for the year ended December 31, 1995, selling, general, and administrative expenses ("SG&A") would have been $7.3 million compared to $14.4 million as reported. In addition, income from operations, net income, earnings per common share-basic and diluted and EBITDA would have been $12.0 million, $5.5 million, $1.04 and $15.7 million, respectively.

(7) Represents earnings (loss) before interest expense, income taxes, depreciation and amortization. EBITDA is commonly used to analyze companies on the basis of operating performance, leverage and liquidity. EBITDA should not be considered as a measure of profitability or liquidity as determined in accordance with generally accepted accounting principles in the statements of operations and cash flows.

(8) Includes $83,930 of expense from the change in the method of determining the cost of inventories, except production supplies, from the FIFO method to the LIFO method. The effect of the change was to decrease net income in 1996 by $53,212 ($0.01 per share).

(9) During March 1999, the Company announced the closing of FLR. Includes the writeoff of goodwill of approximately $7.0 million associated with the FLR purchase (see note (3) above). Inventory reserves were increased $3.0 million to reflect the estimated net realizable value for inventories to be liquidated.

(10)Includes approximately $9.2 million reserve to reflect the estimated net realizable value associated with a planned inventory liquidation.

(11)Includes reserves of approximately $2.2 million for property to be sold during 1999. During January 1999 the Company announced the closing of its sewing operation in Rocky Mount, Virginia. The building and related equipment are to be disposed of at auction. Other long-lived assets are also to be disposed of during 1999. In accordance with SFAS 121, these assets are written down to their net realizable value at December 31, 1998.

ITEM 7.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL

Pluma is a vertically integrated manufacturer and distributor of high quality fleece and jersey activewear. The Company is focused on increasing sales and profitability by offering high value products to a diverse customer base across multiple markets and distribution channels. During 1998, the Company operated two nationally recognized wholesale distributors, Stardust Corporation in Verona, Wisconsin ("Stardust") and Frank L. Robinson, Company in Los Angeles, California ("FLR"). Although the Company elected in March 1999 to close FLR, it continues to operate Stardust. Currently, Pluma's material customers include branded customers such as adidas and Starter, retailers such as Miller's Outpost and Sam's Club and entertainment customers such as Busch Gardens, Hard Rock Cafe and Walt Disney. The Company sells products under its own "PLUMA(R)", "SANTEE(R)" and "SNOWBANK(R)" brand names to retail and wholesale customers. In addition, Pluma sells to screenprinters and embroiderers who sell the Company's products to a wide variety of retailers, ranging from souvenir and resort stores to large nationwide department stores. Pluma seeks to grow both by increasing sales to existing customers and by adding new customers. This diverse customer base provides product exposure to many customer markets and enables Pluma to balance its production more evenly throughout the year.

During 1997, the Company capitalized significant costs associated with the implementation of a new management information system designed to improve the Company's production planning, scheduling and distribution, as well as, its financial reporting capabilities. In November 1997, the Emerging Issues Task Force released EITF Issue No. 97-13 requiring certain costs associated with software implementations to be expensed as incurred. In the fourth quarter of 1997, the Company expensed $2.1 million of such costs which had previously been capitalized during 1997.

In December 1997, the Company purchased certain assets and assumed certain liabilities of Stardust and FLR, former customers of the company. The Company paid $51.5 million in cash for these assets, including related acquisition costs and assumed liabilities in the amount of $16.7 million. The acquisitions have been accounted for as purchases. Accordingly, the assets and liabilities of the acquired businesses are included in the balance sheet as of December 31, 1997. The results of Stardust's and FLR's operations from the dates of the acquisitions to December 31, 1997 did not have a material impact on the Company's results of operations for that year. The acquisitions were financed through additional debt.

During 1998, the Company aggressively entered into agreements with Latin American manufacturers to produce product. Unfortunately, there were manufacturing disruptions that accompanied these sourcing decisions as their manufacturers (joint ventures in which the Company is a partner) failed to provide quantities of product in a timely fashion and quality problems were also experienced. The Company also determined that more competitive pricing could be obtained from the Latin American manufacturers. Therefore the Company failed to realize the full benefit of non-domestic production. Simultaneously, the Company experienced manufacturing disruptions in its domestic operations, as well as higher than anticipated levels of fabric waste. The disruptions and waste at its domestic facilities were due primarily to problems encountered during the Company's implementation of a new management information system.

In April, 1998, the Company closed a senior credit facility of $115,000,000.00 (the "Credit Agreement") with a group of lenders (the "Banks"). In June, 1998, the Company violated certain financial and performance covenants contained in the credit facility and consequently, the Company became in default under the credit agreement. Thereafter, the Company and the Banks engaged in continuing negotiations concerning the Company's default and, initially, the Banks agreed to a number of short-term credit agreement amendments and waiver agreements which allowed the Company to remain in technical compliance with the credit agreement. The Banks' agreement to waive the Company's defaults ended on November 15, 1998. However, while not granting the Company a default waiver, on November 16, 1998, the Banks entered into a Forbearance Agreement in which they agreed to forbear from exercising the rights and remedies available to them as a result of the Company's violations of the financial and performance covenants set forth in the Credit Agreement. This allowed the Company to continue operations notwithstanding its loan agreement defaults. The Forbearance Agreement was subsequently amended a number of times (extending the Banks' forbearance in successive thirty-day intervals) and, on March 31, 1999 the Company reached an agreement with the Banks to extend and modify the existing Credit Agreement through September 30, 1999. Subsequently on April 15, 1999, the Company's credit facility was once again amended by the Tenth Amendment to Credit Agreement and Sixth Amendment to Forbearance Agreement which further modified the Company's credit arrangement and provided a cure period for an interest payment default in the amount of $1,177,370 until June 11, 1999. The Credit Agreement and Forbearance Agreement as amended require the Company to achieve certain revised performance and financial goals, grant the Banks the right to acquire warrants representing up to ten percent (10%) of the equity in the Company, and provide the Company with additional availability under its revolving credit line in an amount projected by the Company to be the minimum amount necessary to enable the Company to perform under a revised business plan designed to return the Company to profitability.

As part of the Company's above-referenced negotiations with the Banks, the Company was required to retain various consultants to assist in the formulation and implementation of a strategic business plan (the "New Business Plan") as well as to assist the Company in managing its operations while under the strain of continuing severe cash shortages. During the fourth quarter of 1998 and continuing into the first quarter of 1999, the Company implemented a number of initiatives in order to counter its cash crisis and remain operationally viable. These initiatives included the expedited liquidation of a significant amount of inventory, the closure of certain domestic manufacturing and distribution operations and a substantial reduction and severance of employees. The Company anticipates further closures and asset sales to occur in 1999, including the sale of one or more of the Company's manufacturing facilities and the sale of the Company's sales office located in Martinsville, Virginia.

As a part of the above referenced initiatives, in March 1999, the Company closed the operations of FLR and began shipping certain FLR inventories to Stardust. The remaining FLR inventories have been identified for liquidation and have been written down to reflect their estimated net realizable value. In addition, goodwill of approximately $7.0 million associated with the FLR acquisition was written off as a result of the closing.

The following table presents the major components of the Company's Statements of Operations as a percentage of net sales:
                                                  Years Ended December 31,
                                             ----------------------------------
                                               1998          1997        1996
                                             ----------------------------------
Net sales                                     100.0%        100.0%      100.0%
Cost of goods sold                             99.3          87.9        83.1
Gross profit                                     .7          12.1        16.9
Selling, general and administrative expenses   19.2           8.1         7.2
Income (loss) from operations                 (18.5)          4.0         9.7
Other expenses, net                             3.9           1.4         2.5
Income (loss) before income taxes             (22.4)          2.6         7.2
Income taxes (benefit)                         (3.1)          1.1         2.6
Net income (loss)                             (19.3)%         1.5%        4.6%

RESULTS OF OPERATIONS

Year Ended December 31, 1998, Compared To Year Ended December 31, 1997

Net Sales. Net sales for 1998 were $187.3 million, an increase of $52.7 million, or 39.2%, over net sales of $134.6 million for 1997. This increase was attributable primarily to the inclusion of sales from FLR and Stardust which were acquired in December 1997. New sales from FLR and Stardust after intercompany eliminations were $23.8 million and $41.4 million, respectively, in 1998. This increase in net sales, however, was lower than anticipated due to increased competition resulting in lower sales prices, interruptions in production associated with a difficult implementation of a new management information system, a temporary disruption of supply of inventory encountered at Stardust and FLR and lower than expected sales of fleece products because of a relatively warm winter.

The Company's implementation during 1998 of a new management information system consumed signficantly more capital and management focus than had been anticipated and created numerous operational problems for the Company. Pluma experienced continuous system problems in scheduling and in producing the appropriate product mix in the correct volumes required to meet customer orders. As a result, the Company overproduced certain styles and colors of products not ordered by customers, which led to an accumulation of excess inventory which could not be sold. Furthermore, sales were lost as the result of the Company's inability to timely manufacture product ordered by its customers.

Historically, a large majority of the inventory sold by Stardust and FLR had been produced by manufacturers other than Pluma. The Company anticipated that this would continue for some time until its capacity could be increased to meet the demand for Stardust's and FLR's inventory needs. However, shortly after the acquisition of these distributorships, two manufacturers who manufactured more than 50% of Stardust's inventory in 1997, and a significant portion of FLR's inventory in 1997, ceased shipping product to these distributorships. Shipments did not resume from these third-party manufacturers until late in the second quarter of 1998. This unanticipated inventory supply disruption required the Company to attempt to manufacture product needed by its distributors internally and/or acquire product from alternate sources. The unexpected demand placed on the Company's manufacturing facilities delayed manufacturing for other customers. These delays resulted in the Company not meeting certain customer orders in a timely fashion, leading to lost sales and an inventory buildup of product not taken by customers when their orders were completed.

During 1998, because of the downward trend in product prices due to an overall market decline, inflation had a minimal effect on the Company's net sales. The Company is exposed to inflationary pressures from the purchases of raw materials and labor. However, during 1998, these markets were relatively stable and inflation did not have a material effect on income from continuing operations.

Gross Profit. Gross profit as a percentage of net sales declined to 0.7% in 1998 from 12.1% in 1997. This decline was primarily due to increases in the inventory market reserves based on the Company's decision in early 1999 to liquidate certain inventories and to record those inventories at the resulting estimated net realizable values at December 31, 1998. A $3.0 million reserve was recorded against FLR inventory that is to be liquidated as a result of the closing of FLR. The Company has also applied a $9.2 million reserve against manufactured inventory for items that will be liquidated in order to reduce SKU's and generate cash for operations. As a result of the general decline in the textile industry during 1998, the Company experienced increased pricing pressures, resulting in lower margins. In addition, the Company's product mix shifted more toward jersey goods as the demand for fleece declined due to a warmer than expected winter. Margins on jersey products are typically lower than those for fleece.

Selling, General and Administrative Expenses. SG&A increased by $25.0 million in 1998 to $36.0 million from $11.0 million in 1997, an increase of 227.7%. This increase was due to several factors. The Company's SG&A expenses include $20.5 million for the operations of FLR and Stardust in 1998. As these acquisitions occurred in late December 1997, SG&A expenses were not materially affected by the operations of FLR and Stardust in 1997. Amortization of the goodwill associated with the acquisitions of FLR and Stardust was $1.7 million in 1998. Amortization of goodwill in 1997 was not substantial. Additionally, with the closing of the FLR operations, the Company wrote off the $7.0 million of goodwill associated with the FLR acquisition. Furthermore, the Company has also announced its intent to sell its Rocky Mount, Virginia sewing facility with certain related equipment and its Martinsville, Virginia corporate offices. As a result of these planned dispositions, the Company has placed reserves totaling $2.3 million against these assets to reflect the estimated fair value of the properties.

Other Expenses, Net. Other expenses, net, increased 301.4% to $7.2 million in 1998 from $1.8 million in 1997, an increase of $5.4 million. This increase was primarily a result of an increase in interest expense. Interest expense increased by 234.1% to $7.8 million in 1998 from $2.3 million in 1997 due to an increase in average debt outstanding during 1998.

Income Taxes. The effective tax rate was 13.9% in 1998 compared to 41.9% in 1997. This decrease is attributable primarily to a valuation allowance in 1998 of $10.0 million, or 23.7% as a percentage of the loss before income taxes. The valuation allowance was established due to the uncertain ability of the Company to generate future taxable income and the resulting uncertain realization of tax loss carryforwards and other deferred tax assets.

YEAR ENDED DECEMBER 31, 1997, COMPARED TO YEAR ENDED DECEMBER 31, 1996

Net Sales. Net sales increased 5.3% to $134.6 million in 1997 from $127.8 million in 1996. Gross dozens sold of fleece and jersey increased 5.1% to 1.7 million dozens in 1997 from 1.6 million dozens in 1996. The increase in net sales was primarily attributable to increased sales of jersey activewear and revenue from the addition of new customers. Sales of jersey activewear increased by $5.0 million to $51.8 million in 1997, a 10.8% increase over the $46.8 million of jersey product sold in 1996. The average sales price per dozen for total products sold declined by 1.0% primarily due to the increase in volume of jersey activewear sold. Jersey products generally carry a lower sales price than fleece products. During 1997, because of the downward trend in product prices due to an overall market decline, inflation had a minimal effect on the Company's net sales. The Company is exposed to inflationary pressures from the purchases of raw materials and labor. However, during 1997, these markets were relatively stable and inflation did not have a material effect on income from continuing operations.

Gross Profit. Gross profit was 12.1% of net sales in 1997 compared to 16.9% in 1996. This decline in gross profit was the result of lower manufacturing efficiencies and increased labor costs. Manufacturing efficiencies were adversely impacted during the second and third quarters of 1997 by the reconfiguration of the Company's textile facilities and product quality issues resulting from changes in the Company's manufacturing processes and the utilization of defective yarns. Labor costs increased in order to recapture a loss of production which resulted from the Company's manufacturing inefficiencies.

Selling, General and Administrative Expenses. SG&A increased 19.7% to $11.0 million in 1997 from $9.1 million in 1996, an increase of $1.9 million. This increase was due primarily to the expensing of $2.1 million of software implementation costs in compliance with EITF Issue No. 97-13. This increase in SG&A expense was partially offset by a decline in management bonuses.

Other Expenses, Net. Other expenses, net, decreased 44.4% to $1.8 million in 1997 from $3.3 million in 1996. This decrease was primarily the result of a decrease in interest expense. Average borrowings were lower due to the application of the net proceeds of the Company's March 1997 initial public offering.

Income Taxes. The effective tax rate was 41.9% in 1997 compared to 36.6% in 1996.

UNAUDITED QUARTERLY FINANCIAL DATA

Summarized unaudited quarterly financial data for 1998 follows:

                                                               Three Months Ended
                                            --------------------------------------------------------
                                              March 31       June 30    September 30    December 31
                                            --------------------------------------------------------
Sales                                       $39,196,435    $51,059,701     $54,608,997   $42,388,437
Gross profit (loss)                           4,014,171      4,631,530       2,969,030   (10,370,812)
Net income (loss)                              (881,683)    (1,718,296)     (2,709,364)  (30,749,345)
Earnings (loss) per share - basic and diluted     (0.11)         (0.21)          (0.33)        (3.80)



Summarized unaudited quarterly financial data for 1997 follows:

                                                               Three Months Ended
                                            --------------------------------------------------------
                                              March 31       June 30     September 30   December 31
                                            --------------------------------------------------------
Sales                                       $27,285,730    $33,226,268     $38,965,527  $ 35,077,528
Gross profit                                  4,692,571      5,172,762       4,897,317     1,513,041
Net income (loss)                               864,435      1,430,627       1,768,378    (2,020,602)
Earnings (loss) per share - basic and diluted      0.15           0.18            0.22         (0.25)

Liquidity And Capital Resources

As a result of the inability of the Company to increase the amount of funds available for borrowing under its credit facility with the Banks and its operating losses during 1998, the Company experienced severe liquidity shortages during the last quarter of 1998 which continued during the first quarter of 1999. As a result of this inadequate liquidity, the Company failed to pay its suppliers in a timely manner, causing delays in the delivery to the Company of raw materials. This caused some disruptions and delays in production and, at times, resulted in lost sales.

At December 31, 1998, the Company had a working capital deficiency of ($44.7) million, a decrease of $77.7 million as compared to working capital of $33.0 million at December 31, 1997. This decrease is primarily attributable to an increase in current maturities of long-term debt of $64.9 million resulting from the Company classifying all of its debt as current. In addition, working capital declined due to increases in accounts payable and accrued expenses of $7.7 million and a net decrease in receivables of $8.0 million. These reductions in working capital were partially offset by an increase in inventories of $5.5 million.

Net cash used in operating activities of $11.0 million for the year ended December 31, 1998 resulted primarily from the net loss of $36.1 million, less noncash charges of $6.6 million for depreciation and amortization, $2.3 million for losses on disposal of property and $7.0 million for the write off of goodwill attributable to FLR. The changes in accounts payable, accrued expenses, receivables and inventories discussed above were also adjustments to reconcile the net loss to the net cash used in operations.

Net cash used in investing activities of $13.8 million for the year ended December 31, 1998 was attributable primarily to capital expenditures for manufacturing and computer equipment to enhance manufacturing and management information systems capabilities.

Net cash provided by financing activities of $25.5 million for the year ended December 31, 1998 resulted from additional net borrowings during the year.

ORIGINAL CREDIT AGREEMENT

In April 1998, the Company entered into a syndicated credit agreement (the "Credit Agreement") with a group of financial institutions (the "Banks") for the purpose of refinancing its then existing credit facility. The Credit Agreement has been amended several times and currently exists under the "Ninth Amendment to Credit Agreement". Among the various provisions, limitations and restrictions contained in the Credit Agreement, the Company must meet specified consolidated net worth, leverage ratio, fixed charge coverage ratio, funded debt to total capitalization ratio and consolidated earnings before the effect of interest expense, income taxes, depreciation and amortization requirements. Under the Credit Agreement, the Company is restricted in the amount of its capital expenditures, indebtedness to certain other parties, payment of dividends, or redemption of its stock that would create an event of default. In the event of a default under the Credit Agreement unless a waiver or forbearance is obtained, any unpaid principal and accrued interest may be declared immediately due and payable. The Credit Agreement may be terminated at any time upon the occurrence of an event of default. The Company retains the right to remedy certain events of default within 30 days after notice.

As of December 31, 1998, the Company was in default under certain of the above-referenced covenants and had not obtained waivers of these defaults from the Banks. As of December 31, 1998, the Company was required to have a funded indebtedness to capitalization ratio of less than 0.65, a consolidated net worth greater than or equal to $62.5 million, a fixed charge coverage ratio of less than 1.50, and consolidated earnings before the effect of interest expense, income taxes, depreciation and amortization greater than or equal to $20 million. As of December 31, 1998, the Company had a funded indebtedness to capitalization ratio of 0.80, a consolidated net worth of $27.6 million, a fixed charge coverage ratio of (2.26), and a consolidated loss before the effect of interest expense, income taxes, depreciation and amortization of $(27.5) million. Due to these violations, the Company has classified all of its debt as current at December 31, 1998.

AMENDED CREDIT AGREEMENT AND AMENDED FORBEARANCE AGREEMENT

The Credit Agreement and Forbearance Agreement have been amended several times and currently exist under the Tenth Amendment to the Credit Agreement and Sixth Amendment to the Forbearance Agreement, which were executed on April 15, 1999. As currently amended, the Credit Agreement includes a revolving loan facility (the "Revolving Loans") and a term loan facility. The maximum amount available under the term loan is $45.0 million (the "Term Loan"). The total amount that can be borrowed under the Revolving Loans is limited to the Borrowing Base, defined as the sum of (i) 85% of Eligible Receivables (as defined), (ii) 60% of Eligible Inventory (as defined), and (iii) $18.0 million through April 29, 1999; $18,400,000 through May 28, 1999; $18,800,000 through June 29, 1999;

$19.5 million from June 30, 1999 through July 30, 1999; $16.1 million from July 31, 1999 through August 30, 1999; $14.5 million from August 31, 1999 through September 29, 1999; and $0 thereafter. The maximum amount that can be borrowed under the Revolving Loans is limited to $63.0 million through July 30, 1999; $55.6 million from July 31, 1999 through August 30, 1999 and, $53.0 million thereafter.

Although the Company's defaults under the original Credit Agreement have not been waived by the Banks, pursuant to the Forbearance
Agreement as amended, the Banks have agreed to forbear until September 30, 1999 from exercising the rights and remedies available to them as a result of the Company's defaults under the Credit Agreement. Among other provisions in the Forbearance Agreement, as amended until September 30, 1999, (i) the
Company's capital expenditures are limited to $0.2 million in the aggregate in any calendar month and $0.6 million in the aggregate from April 1, 1999 to September 30, 1999; (ii) the Company must have net sales of at least $7.2 million in any three week period; (iii) the Company must not have aggregate payments, less aggregate cash receipts, in excess of $1.8 million in any one week; (iv) the Company must have aggregate receipts in excess of aggregate cash payments during any three-week period; (v) for the period April 1, 1999 through May 31, 1999, the Company's EBITDA must be greater than or equal to $3.0 million, and for the period from April 1, 1999 through July 31, 1999, the Company's EBITDA must be greater than or equal to $5.6 million; and (vi) the Company's trade payables may not exceed $16.4 million at any time. The Forbearance Agreement as amended, also provides that the Banks may request that the Company transfer to them warrants for the issuance of stock representing 10% of the diluted common equity of the Company and requires that interest in the amount of $1,177,310 which was payable on April 13, 1999 be paid in weekly installments of $150,000 until paid in full on June 11, 1999.

A violation of the covenants contained in the Credit Agreement, as amended and/or the Forbearance Agreement, as amended, will constitute events of default thereunder. As such, unless a waiver or forbearance is obtained, the Banks may, at their discretion, declare the unpaid principal of and any accrued interest in respect of all amounts outstanding to them to be immediately due and payable. Furthermore, even if there are no defaults by the Company under its agreements with the Banks, the Banks' obligation to forbear from exercising their remedies resulting from the Company's loan defaults expires on September 30, 1999. The Company is seeking alternative sources of financing. However, there can be no assurances that new or additional financing will be obtained by the Company or that the Banks will waive or continue to forbear from exercising their rights to demand payment of the outstanding debt in the future. In the event that the Banks declare the unpaid principal balances of their loans and accrued interest due and payable and alternative financing can not be obtained, the Company may not have the ability to continue to operate.

In response to the Company's poor performance and its liquidity problems experienced during 1998 and the first quarter of 1999, the Company developed the New Business Plan which is designed to return the Company to profitability by reducing overhead and other costs and to provide the Company with the ability to service its debt. Pursuant to the New Business Plan, the Company has eliminated management positions and reduced some management salaries. Additional personnel and overhead cost reduction measures have been and are planned to be taken related to organizational down-sizing and the closing of certain facilities. In January 1999, management announced its intention to close its Rocky Mount production facility and all of the Company's outlet stores and has listed its Rocky Mount manufacturing facility for auction. In addition, the Company has down-sized its administrative office and has discontinued its Eden sewing operations.

In connection with the closing of the sewing facilities noted above and a down-sizing at its other sewing facilities, the Company has shifted a significant portion of its sewing operations to outside contractors, primarily in Mexico. The Company has experienced lower overhead costs associated with the use of outside sewing contractors. In March 1999, the Company also announced the closing of FLR. As a result of this closing, the Company will move certain FLR inventories to Stardust to be sold as part of the Stardust operations. Approximately $5.0 million of other FLR inventories will be liquidated to generate cash. These inventories to be liquidated are reported at the estimated net realizable value in the balance sheet at December 31, 1998.

As part of the Company's New Business Plan, the Company is in the process of eliminating certain less profitable product styles. The Company believes that this will reduce its product mix to a more manageable level. As a result of this reduction, close-out inventories of approximately $7.9 million have been identified for liquidation. These inventories are also reported in the balance sheet at the estimated net realizable value at December 31, 1998.

Notwithstanding their expiration dates of September 30, 1999, the Ninth Amendment to the Credit Agreement and the Fifth Amendment to the Forbearance Agreement provide the Company with operating flexibility not available to it during the last quarter of 1998 and the first quarter of 1999. Furthermore, the New Business Plan's goal to complete an operational and financial restructuring of the Company is designed to return the Company to profitability. However, there can be no assurances that (i) the Company will have sufficient liquidity to successfully implement the New Business Plan or pay its debts in a timely manner, (ii) the New Business Plan will return the Company to profitability, even if successfully and completely implemented and (iii) the Company will be able to comply with every covenant contained in its Credit Agreement (as amended by the Ninth Agreement thereto) and the Fifth Amendment to the Forbearance Agreement.

The Company's independent public accountants have included a "going concern" emphasis paragraph in their audit report accompanying the 1998 financial statements. The paragraph states that the Company's significant net loss, negative working capital and uncertain ability to obtain additional financing for operations raise substantial doubt about the Company's ability to continue as a going concern and cautions that the financial statements do not include adjustments that might result from the outcome of this uncertainty.

YEAR 2000 COMPLIANCE

The Company recognizes that the arrival of the Year 2000 poses a unique worldwide challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000 and, like other companies, has assessed its computer applications and business processes to provide for their continued functionality. The Company believes that its current management information systems will consistently and properly recognize the Year 2000. As stated above, the Company is in the process of completing its implementation of its new management information systems to improve its production planning, scheduling and distribution, as well as its financial reporting capabilities. This new management information system will be Year 2000 compliant. Many of the Company's other systems include new hardware and packaged software recently purchased from large vendors who have represented that these systems are Year 2000 compliant. The Company is in the process of obtaining assurances from vendors that timely updates will be made available to make all remaining purchased software Year 2000 compliant. The Company does not believe anticipated expenditures to assure Year 2000 compliance will be material. In addition, the Company plans to communicate with others with whom it does significant business to determine their Year 2000 compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. Although the Company expects to be Year 2000 compliant when necessary, failure of the Company or significant key suppliers or customers to be fully compliant could potentially have a material adverse impact on the results of the Company's operations. However, due to the many factors involved, including factors impacting third parties, which the Company cannot readily ascertain, the Company is currently unable to estimate the potential impact. However, there can be no guarantee that a failure to convert by another company would not have a material adverse effect on the Company.

The Company considers the likelihood of the Company not being ready for the Year 2000 to be remote, but is currently unable to determine the likelihood of its key suppliers and customers not being ready for the Year 2000. Contingency plans are not being developed in the event that critical operations become interrupted as the result of key suppliers or customers failing to resolve their respective Year 2000 issues in a timely manner.

FORWARD LOOKING STATEMENTS

Information in this annual Form 10-K may contain forward looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially, including without limitation, the actual costs of operating the Company's business, actual operating performance, the ability to maintain large client contracts, or to enter into new contracts and the level of demand for the Company's products. Additional factors that could cause actual results to differ materially are the ability to maintain adequate borrowing capability to operate as discussed above and in the Company's previous filings with the Securities and Exchange Commission.

ITEM 8. Pluma, Inc. Financial Statements for the years ended December 31, 1998, 1997 and 1996 and Independent Auditor's Report.

INDEPENDENT AUDITOR'S REPORT


Shareholders and Board of Directors of Pluma, Inc.:

We have audited the accompanying balance sheets of Pluma, Inc. as of December 31, 1998 and 1997, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Pluma, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Pluma, Inc. will continue as a going concern. As discussed in Notes 5 and 17 to the financial statements, at December 31, 1998, the Company was not in compliance with certain covenants of its long-term debt agreement and had not obtained waivers relating to its non-compliance. The Company has negotiated a forbearance agreement with the lenders through September 30, 1999 and also is seeking other sources of long-term financing. The Company is also experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. The Company's difficulties in meeting its debt agreement covenants and financing needs, its substantial loss from operations for the year ended December 31, 1998, and its negative working capital position discussed in Note 17 raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 17. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company changed its method of capitalizing and expensing certain costs related to software implementation in 1997 in accordance with EITF Issue No. 97-13 (see Note 6). As discussed in Note 3, the Company changed its method of determining the cost of inventories in 1996.

Deloitte & Touche LLP
Winston-Salem, North Carolina

April 6, 1999



PLUMA, INC.

BALANCE SHEETS, DECEMBER 31, 1998 AND 1997
----------------------------------------------------------------------------------------------


ASSETS                                                1998               1997

CURRENT ASSETS:

  Cash                                                $ 1,612,087        $ 1,875,992
  Accounts receivable, including related parties
    (less allowance - 1998, $6,845,714;
      1997, $2,353,577)                                24,844,607         32,001,332
  Income taxes receivable                               3,039,390          1,952,796
  Other receivables                                                        1,906,178
  Deferred income taxes                                                    1,539,385
  Inventories, net                                     56,690,891         51,177,900
  Other current assets                                     83,043            919,873
                                                         --------         ----------
           Total current assets                        86,270,018         91,373,456
                                                      -----------        -----------


PROPERTY, PLANT AND EQUIPMENT:

  Land                                                  1,065,689            929,689
  Land improvements                                       810,419            719,699
  Buildings and improvements                           18,916,761         16,663,608
  Machinery and equipment                              48,585,396         36,420,561
  Construction in progress                                486,121          4,762,235
                                                         --------         ----------
           Total property, plant and equipment         69,864,386         59,495,792
  Less accumulated depreciation                        26,046,667         21,496,857
                                                      -----------        -----------
           Property, plant and equipment, net          43,817,719         37,998,935
                                                      -----------        -----------


OTHER ASSETS:

  Goodwill (less accumulated amortization -
    1998, $1,412,700; 1997, $26,655)                   26,308,208         34,831,646
  Other                                                 2,147,465          1,533,840
                                                       ----------         ----------
           Total other assets                          28,455,673         36,365,486
                                                      -----------        -----------
TOTAL                                               $ 158,543,410      $ 165,737,877
                                                   ==============     ==============

  LIABILITIES AND
    SHAREHOLDERS' EQUITY                               1998               1997

  CURRENT LIABILITIES:
    Current maturities of long-term debt             $ 108,723,716       $ 43,869,192
    Accounts payable, including related parties         17,838,270         12,057,069
     Accrued expenses                                    4,372,255          2,472,458
                                                        ----------         ----------
              Total current liabilities                130,934,241         58,398,719
                                                      ------------        -----------


  LONG-TERM DEBT                                                           40,000,000
                                                      ------------        -----------


  DEFERRED INCOME TAXES                                                     3,671,301
                                                      ------------        -----------


  COMMITMENTS AND CONTINGENCIES
    (Notes 10, 12 and 13)



  SHAREHOLDERS' EQUITY:
    Preferred stock, no par value, 1,000,000 shares authorized

    Common stock, no par value, 15,000,000
      shares authorized, 8,109,152 shares
      issued and outstanding                            36,849,127         36,849,127
    Retained earnings (deficit)                         (9,239,958)        26,818,730
                                                        ------------      -----------
             Total shareholders' equity                 27,609,169         63,667,857




  TOTAL                                              $ 158,543,410      $ 165,737,877
                                                      ==============   ==============


See notes to financial statements.



PLUMA, INC.

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
----------------------------------------------------------------------------------------------

                                                                       1998               1997               1996

NET SALES, including related parties                               $ 187,253,570      $ 134,555,053      $ 127,820,319

COST OF GOODS SOLD, including related parties                        186,009,651        118,279,362        106,247,340
                                                                    ------------       ------------        -----------

GROSS PROFIT                                                           1,243,919         16,275,691         21,572,979
                                                                    ------------       ------------        -----------

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES, including related parties                                 24,834,379          8,859,529          9,149,039

AMORTIZATION OF GOODWILL                                               1,742,913             26,655

WRITEOFF OF GOODWILL                                                   7,042,973

PROVISION FOR LOSS ON DISPOSAL OF ASSETS                               2,348,578

SOFTWARE IMPLEMENTATION EXPENSES                                                          2,089,316
                                                                     -----------         ----------         ----------
           Total operating expenses                                   35,968,843         10,975,500          9,149,039
                                                                     -----------        -----------         ----------

INCOME (LOSS) FROM OPERATIONS                                        (34,724,924)         5,300,191         12,423,940
                                                                     -----------         ----------         ----------

OTHER INCOME (EXPENSES):
  Interest expense                                                    (7,813,572)        (2,338,930)        (3,735,468)
  Other income                                                           660,702            557,102            484,058
                                                                     -----------         ----------         ----------
           Total other expenses, net                                  (7,152,870)        (1,781,828)        (3,251,410)
                                                                     -----------         ----------         ----------

INCOME (LOSS) BEFORE INCOME TAXES                                    (41,877,794)         3,518,363          9,172,530
                                                                     -----------         ----------         ---------

INCOME TAXES (BENEFIT):
  Current                                                             (3,687,190)         1,390,880          2,445,471
  Deferred                                                            (2,131,916)            84,645            908,680
                                                                     -----------         ----------         ----------
           Total income taxes (benefit)                               (5,819,106)         1,475,525          3,354,151
                                                                     -----------         ----------         ----------

NET INCOME (LOSS)                                                  $ (36,058,688)       $ 2,042,838        $ 5,818,379
                                                                   =============       ============       ============

EARNINGS (LOSS) PER COMMON SHARE - BASIC
  AND DILUTED                                                            $ (4.45)            $ 0.27             $ 1.09
                                                                         =======            =======            =======

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                                        $ 8,109,152        $ 7,553,782        $ 5,315,852
                                                                    ============       ============       ============


See notes to financial statements.
                                       21



PLUMA, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
----------------------------------------------------------------------------------------------



                                                                                       RETAINED
                                                           Common Stock                Earnings        Shareholders'
                                                       Shares           Amount         (Deficit)           Equity


BALANCE, JANUARY 1, 1996                             5,315,852      $ 7,222,550       $ 19,679,768      $ 26,902,318

NET INCOME                                                                               5,818,379         5,818,379

DIVIDENDS ($.11 per share)                                                                (577,804)         (577,804)
                                                    ----------       ----------         -----------      ------------

BALANCE, DECEMBER 31, 1996                           5,315,852        7,222,550         24,920,343        32,142,893

DIVIDENDS ($.02 per share)                                                                (144,451)         (144,451)

ISSUANCE OF COMMON STOCK
  IN PUBLIC OFFERING                                 2,793,300       29,626,577                           29,626,577

NET INCOME                                                                               2,042,838         2,042,838
                                                    ----------       ----------         -----------      ------------

BALANCE, DECEMBER 31, 1997                           8,109,152       36,849,127         26,818,730        63,667,857
                                                    ----------       ----------         -----------      ------------

NET LOSS                                                                               (36,058,688)      (36,058,688)
                                                    ----------       ----------         -----------      ------------
BALANCE, DECEMBER 31, 1998                           8,109,152     $ 36,849,127       $ (9,239,958)    $  27,609,169
                                                    ==========     ============       =============    ==============

See notes to financial statements.



PLUMA, INC.

STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
------------------------------------------------------------------------------------------------------------------------------------


                                                                                       1998              1997              1996

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                                              $(36,058,688)      $  2,042,838       $  5,818,379
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Provision for depreciation and amortization                                     6,570,209          4,056,744          3,804,481
    Provision for loss on disposal of property, plant and
      equipment                                                                     2,348,578
    Writeoff of goodwill                                                            7,042,973
    Other, net                                                                      1,040,342           (192,066)          (105,154)
    (Increase) decrease in accounts receivable                                      7,156,725         (6,966,587)          (606,032)
    (Increase) decrease in income taxes receivable                                 (1,086,594)        (1,952,796)         1,057,783
    (Increase) decrease in other receivables                                        1,906,178         (1,906,178)
    Increase (decrease) in deferred income taxes                                   (2,131,916)            84,645            908,680
    (Increase) decrease in inventories                                             (5,512,991)         1,483,055         (1,856,648)
    Increase (decrease) in accounts payable                                         5,781,201           (380,638)         1,627,989
    Increase (decrease) in accrued expenses                                         1,899,797           (992,524)           943,100
    Decrease in note payable - related party sales agency                                                                (1,999,000)
                                                                                 ------------       ------------       ------------
           Net cash provided by (used in) operating activities                    (11,044,186)        (4,723,507)         9,593,578
                                                                                 ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property, plant and equipment                                      (12,904,276)        (9,781,622)        (3,398,804)
  Acquisitions                                                                                       (51,538,504)
  Other, net                                                                         (921,177)          (453,997)          (221,175)
                                                                                 ------------       ------------       ------------
           Net cash used in investing activities                                  (13,825,453)       (61,774,123)        (3,619,979)
                                                                                 ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                                         45,000,000         83,268,342
  Repayments of long-term debt                                                    (84,117,982)          (849,640)          (849,640)
  Borrowings from note payable - Bank                                                                                    20,000,000
  Repayments of note payable - Bank                                                                                     (20,000,000)
  Net borrowings from (repayments of) revolving loan                               64,591,000        (43,569,904)        (4,851,096)
  Payment of loan fees                                                               (867,284)          (248,790)
  Payment of dividends                                                                                  (144,451)          (577,804)
  Proceeds from issuance of common stock                                                              29,626,577
                                                                                 ------------       ------------       ------------
           Net cash provided by (used in) financing activities                     24,605,734         68,082,134         (6,278,540)
                                                                                 ------------       ------------       ------------

NET INCREASE (DECREASE) IN CASH                                                      (263,905)         1,584,504           (304,941)
CASH, BEGINNING OF PERIOD                                                           1,875,992            291,488            596,429
                                                                                 ------------       ------------       ------------
CASH, END OF PERIOD                                                              $  1,612,087       $  1,875,992       $    291,488
                                                                                 ============       ============       ============

                                       23



PLUMA, INC.

STATEMENTS OF CASH FLOWS (CONCLUDED)
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
----------------------------------------------------------------------------------------------------------------------


                                                                       1998              1997              1996

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                            $ 6,215,444      $  2,970,587      $ 3,860,064
    Income taxes                                                           $ 57,500      $  3,715,176      $ 1,430,000

  Details of acquisitions:
    Fair value of assets                                                                 $ 68,248,278
    Liabilities                                                                          $ 16,709,774
    Cash paid                                                                            $ 51,538,504


See notes to financial statements.

PLUMA, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



1.   ORGANIZATION

     Pluma, Inc. (the "Company") is a vertically integrated manufacturer and distributor of high quality fleece and jersey activewear. The Company is focused on increasing sales and profitability by offering high value products to a diverse customer base. The Company sells its products either directly or through its distributors to a number of highly recognized companies such as adidas, Starter and Walt Disney. In addition, the Company sells products under its own "Pluma," "SANTEE" and "SNOWBANK" brand names to retail and wholesale customers. The Company operates in a single business segment.

     During 1997, the Company completed acquisitions of two of its distributor customers, Stardust Corporation ("Stardust") and Frank L. Robinson Company ("FLR") (see Note 11). In March 1999, the Company announced the closing of FLR (see Note 17).


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ACCOUNTS RECEIVABLE - Accounts receivable is reduced by an allowance for bad debts and sales returns to the amount expected to be collected with a charge against net income. Specific accounts that are considered to be uncollectible are written off by reducing accounts receivable and the allowance.

     INVENTORIES - Beginning in 1996, raw materials, work-in-progress and finished goods inventories are valued at the lower of cost, as determined by the last-in, first-out ("LIFO") method, or market. Production supplies are valued at the lower of cost, as determined by the first-in, first-out ("FIFO") method, or market. Inventory cost includes material and conversion costs.

     PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment is stated at cost and is depreciated using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Maintenance and repairs are charged to income and betterments are capitalized.

     The average estimated useful lives of property for purposes of computing depreciation are:

          Land improvements                                           15 years
          Buildings and improvements                                  39 years
          Machinery and equipment                                     10 years
          Computer hardware and software                               5 years

     GOODWILL - Goodwill represents costs in excess of net assets of businesses acquired (see Note 11). Goodwill is amortized on a straight-line basis over 20 years. The Company continually reviews goodwill to assess recoverability from estimated future results of operations and cash flows of the related operating entities (see Note 17).

     SELF-INSURANCE RESERVES - Self-insurance reserves represent the estimated liability on medical and workers' compensation claims reported to the Company plus reserves for claims incurred but not yet reported and the estimated settlement expenses related to these claims. The liabilities for claims and related settlement expenses are determined using "case basis" evaluations and statistical analysis and represent estimates of the ultimate net cost of all losses incurred through the balance sheet date. The Company's policy is to discount its workers' compensation reserves at a discount rate not to exceed a risk-free rate of return on U.S. government securities of similar duration on the reserves being discounted. Although considerable variability is inherent in such estimates, management believes that the liabilities for unpaid claims and related settlement expenses are adequate. The estimates are continually reviewed by management and, as adjustments to these liabilities become necessary, such adjustments are reflected in current operations. Self-insurance reserves are included in accrued expenses (see Note 4).

     LOAN FEES - Loan fees are capitalized and amortized to other expense using the effective interest method over the term of the related debt.

     INCOME TAXES - Income taxes are provided on pre-tax earnings as reported in the financial statements. Deferred income taxes result from temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured for income tax purposes.

     STOCK OPTIONS - SFAS No. 123, "Accounting for Stock-Based Compensation," adopts a "fair value based method" of accounting for employee stock option plans or similar stock-based compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service or vesting period. The statement does allow entities to continue to measure compensation using the "intrinsic value based method" of APB No. 25 provided that they make pro forma disclosures on net income and earnings per common share as if the fair value based method of accounting had been applied. The Company has elected to continue to follow APB No. 25 (see Note 8).

     TREASURY STOCK - Under the state laws of North Carolina, shares of stock repurchased by the Company are considered authorized but unissued shares, and are reflected as such in the financial statements.

     EARNINGS (LOSS) PER COMMON SHARE - In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997 and early adoption is not permitted. This statement changes the method of computing and presenting earnings (loss) per common share. SFAS No. 128 requires the presentation of basic earnings (loss) per common share and diluted earnings (loss) per common share ("EPS") on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted EPS is similar to basic EPS except that the denominator includes dilutive potential common shares such as stock options and warrants and the numerator is adjusted to add back (a) any convertible preferred dividends and (b) the after tax amount of interest recognized in the period associated with any convertible debt.

     Options to purchase shares of common stock were outstanding during 1998, 1997 and 1996 (see Note 8) but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market prices of the common shares during those years. Accordingly, there were no differences in the numerators and denominators used in the basic EPS and diluted EPS computations.

     REVENUE RECOGNITION - The Company recognizes the sale of goods when the goods are shipped or ownership is assumed by the customer. Sales are recognized net of estimated returns and allowances.

     ADVERTISING - The Company expenses the costs of advertising as incurred except for catalog expenses, which are capitalized and amortized over the expected period of future benefits.

     CAPITALIZED SOFTWARE COSTS - The Company capitalizes certain computer software costs which are amortized utilizing the straight-line method over the economic lives of the related products not to exceed five years. As discussed in Note 6, certain costs related to SAP software implementation are expensed.

     DERIVATIVE INSTRUMENTS - The Company entered into a derivative instrument to manage exposure to fluctuations in interest rates. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt (the hedge method). The related amount payable to or receivable from the counterparty is included in trade and other payables. The fair value of the swap agreement is not recognized in the financial statements. Gains and losses on terminations of interest rate swap agreements are deferred on the balance sheet (in other long-term liabilities) and amortized as an adjustment to interest expense related to the debt over the remaining term of the original contract life of the terminated swap agreement.

     COMPREHENSIVE INCOME - Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income (loss) or shareholder's equity.

     ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.

     RECLASSIFICATIONS - Certain 1997 and 1996 amounts have been reclassified from their original presentation to conform with the 1998 presentation.

     NEW ACCOUNTING STANDARDS - In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued, establishing accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will be required to apply the provisions of this statement beginning with the first fiscal quarter of 2000.

3.   INVENTORIES, NET

     Inventories at December 31, 1998 and 1997 consist of the following:

                                                                                     1998                1997

At FIFO cost:
  Raw materials                                                                    $ 986,561        $ 1,429,371
  Work-in-progress                                                                 6,652,569          6,077,538
  Finished goods                                                                  64,207,881         45,885,484
  Production supplies                                                                870,382            953,147
                                                                                 -------------       -----------
                                                                                  72,717,393         54,345,540
Excess of FIFO over LIFO cost                                                     (2,804,528)        (1,846,435)
                                                                                 -------------       -----------
                                                                                  69,912,865         52,499,105
Excess of cost over market                                                       (13,221,974)        (1,321,205)
                                                                                 -------------       -----------

Total                                                                           $ 56,690,891        $51,177,900
                                                                                 =============       ===========


     During 1996, the Company changed its method of determining the cost of inventories, except production supplies, from the FIFO method to the LIFO method. The Company believes the LIFO method more closely relates current costs with current sales in periods of rising prices. The effect of the change was to decrease net income for 1996 by $52,212 ($.01 per share). The change had no effect on prior years because inventories under the FIFO method at December 31, 1995, as previously reported, were the amount of the beginning 1996 inventories used under the LIFO method. Accordingly, pro forma results for prior years under the LIFO method are not applicable.

     If the cost of all inventories had been determined by the FIFO method, which approximates current cost, the cost of inventories would have been $2,804,528 and $1,846,435 greater at December 31, 1998 and 1997, respectively.

     Reserves have been recorded against inventory for the estimated excess of cost over market related primarily to inventories to be liquidated (see
     Note 17).


4.   ACCRUED EXPENSES

     Accrued expenses at December 31, 1998 and 1997 consist of the following:


                                                                                       1998              1997

Salaries, commissions and bonuses                                                   $ 183,601         $ 702,186
Interest                                                                            1,724,710           126,582
Insurance                                                                           1,467,314           888,309
Other                                                                                 996,630           755,381
                                                                                  -----------       -----------

Total                                                                              $4,372,255       $ 2,472,458
                                                                                  ===========       ===========

5.   LONG-TERM DEBT

     Long-term debt at December 31, 1998 and 1997 consists of the following:


                                                                                    1998                1997

Revolving loans                                                                 $ 64,591,000       $83,268,342
Term loan                                                                         45,000,000
Subordinated debt                                                                                      849,640
Loan fees                                                                           (867,284)         (248,790)
                                                                                ------------        ----------
Total                                                                            108,723,716        83,869,192
Less current maturities                                                          108,723,716        43,869,192
                                                                                ------------        ----------

Long-term debt                                                                  $                  $40,000,000
                                                                                ============       ===========




     The Company entered into a syndicated credit facility (the "Credit Agreement") on April 23, 1998 with a group of financial institutions for the purpose of refinancing its existing revolving loan. The Credit Agreement is administered by one of the member financial institutions. This agreement has been amended and was operating under the fifth amendment as of December 31, 1998. As amended at December 31, 1998, this agreement consists of a term loan (the "Term Loan") and revolving loans (the "Revolving Loans"), which include swingline loans. The Term Loan consists of $45,000,000. Revolving Loans may be either Eurodollar Loans with a minimum aggregate principal of $2,000,000 and integral multiples of $500,000 or Base Rate loans with a minimum aggregate principal amount of $500,000 and integral multiples of $100,000. The amount that can be borrowed under Revolving Loans is limited to the lesser of the Borrowing Base, as defined, or $70,000,000. The borrowing base is calculated as the sum of (i) 85% of eligible receivables, as defined, (ii) 60% of eligible inventory, as defined, and (iii) $3,000,000 through January 29, 1999, and $0 thereafter. Swingline loans may be obtained up to $5,000,000. Swingline loans can be made as advances of Revolving Loan amounts. Term Loan borrowings are due in specified quarterly installments beginning in April 1999 with the final maturity in January, 2003. Any amounts outstanding under the Revolving Loans mature on April 23, 2003.

     Long-term debt is collateralized by substantially all accounts receivable, inventories, general intangibles and property. In addition, dividends on common stock are prohibited until such time that amounts outstanding under the Credit Agreement have been repaid.

     For the Term Loan and Revolving Loans, interest rates under the Credit Agreement are based on the Base Rate or the Eurodollar Rate. The interest rate for swingline loans is based on the Quoted Rate, the rate per annum offered by the swingline lender and accepted by the Company with respect to the swingline loan. The interest rate for the swingline loan at December 31, 1998 was 9.3%. For loans bearing the Eurodollar Rate, the interest rate equals the quotient obtained by dividing (a) the interbank offered rate for such eurodollar loans for such interest period by (b) 1 minus the eurodollar reserve required for such eurodollar loans for such interest period plus 3.75%. The interest rate for Eurodollar loans at December 31, 1998 ranged from 8.95% to 9.09%. For Base Rate loans, the per annum rate is equal to the higher of (a) the Federal Funds Rate for such day plus one percent and (b) the prime rate for such day plus one percent. The interest rate for Base Rate loans was 8.75% at December 31, 1998. The Credit Agreement also requires a commitment fee equal to 0.375% per annum on the daily amounts of unused revolving loans. For letters of credit, a fee is charged for the average daily maximum amount available to be drawn under each letter of credit computed at a per annum rate of 3.5% for each day from the date of issuance to the date of expiration.

     Among the various provisions, limitations and restrictions contained in the Credit Agreement, the Company must meet specified funded indebtedness to capitalized ratio, fixed charge coverage ratio, leverage ratio, consolidated net worth, and earnings before the effect of interest expense, income taxes, depreciation and amortization ("EBITDA") requirements. The Credit Agreement may be terminated at any time upon the occurrence of an event of default. The Company retains the right to remedy certain events of default within 30 days after notice. The Company was not in compliance with the Credit Agreement covenants and had not obtained waivers relating to its non-compliance. Accordingly, all amounts outstanding under the Credit Agreement have been reported in the balance sheet at December 31, 1998 as current.

     Subsequent to December 31, 1998, the Credit Agreement was amended and is currently operating under the Ninth Amendment to Credit Agreement, executed on March 31, 1999. This amendment redefined the Borrowing Base as the sum of (i) 85% of eligible receivables, as defined, (ii) 60% of eligible inventory, as defined, and (iii) $18,000,000 through June 29, 1999; $19,500,000 from June 30, 1999 through July 30, 1999; $16,100,000 from July
     31, 1999 through August 30, 1999; $14,500,000 from August 31, 1999 through
     September 29, 1999; and $0 thereafter. The maximum amount that can be borrowed under the Revolving Loans was also limited to $63,000,000 through July 30, 1999; $55,600,000 from July 31, 1999 through August 30, 1999; and
     $53,000,000 thereafter.

     Although the Company did not obtain a waiver for its covenant violations, the Company reached an agreement with its lenders whereby the lenders agreed to forbear exercising their rights and remedies (the "Forbearance Agreement") under the Credit Agreement through September 30, 1999. Among other provisions in the Forbearance Agreement, the Company is limited as to the amount of capital expenditures, must maintain specified net sales, maintain a minimum change in cash, maintain a minimum EBITDA and is limited in the amount of trade payables. The Forbearance Agreement also provides that the lenders may request stock warrants representing 10% of the diluted common equity of the Company (see Note 7).

     The Company issued a promissory note dated January 28, 1994, to a former officer/shareholder in connection with the repurchase of his stock (see
     Note 7). Interest on the unpaid principal balance is paid quarterly at an annual rate of 5.0%, since May 1, 1994. The promissory note is subordinated to the Credit Agreement. The Company's obligations under the promissory note are secured by the shares repurchased from the former officer/shareholder. In the event the Company is in default under the terms of the promissory note, the former officer/shareholder will be entitled to have the Company's Common Stock reissued to him. The number of shares to be reissued in the event of default will be determined by dividing the amount due under the note at the time of such default by the fair value of the Company's Common Stock shares at such time. This note was paid in full on January 31, 1998.

     Although the entire debt outstanding as of December 31, 1998 has been reported as current due to the covenant violations as mentioned above, the Credit Agreement, as amended, requires future annual payments as follows:

          1999                                                    $ 6,000,000
          2000                                                      9,500,000
          2001                                                     11,500,000
          2002                                                     14,250,000
          2003                                                     67,473,716
                                                                -------------

          Total                                                 $ 108,723,716
                                                                =============

6.   SOFTWARE IMPLEMENTATION EXPENSES

     During 1997, the Company capitalized significant costs in connection with its SAP software implementation. In November 1997, EITF Issue No. 97-13 was issued requiring certain costs related to software implementation be expensed as incurred. The Company expensed $2,089,316 of such costs in 1997.


7.   CAPITAL STOCK

     In March 1997, the Company completed its initial public offering of 2,500,000 shares of Common Stock at $12.00 per share. In April 1997, the Underwriters' over-allotment option for 293,300 shares of Common Stock at $12.00 per share was exercised. The net proceeds of $29,626,577 were used to reduce debt.

     On January 28, 1997, the Board of Directors declared a .736-for-one reverse Common Stock split for shareholders of record on February 3, 1997. All references in the accompanying financial statements to the number of common shares and per share amounts reflect the reverse stock split.

     On July 22, 1996, the Company amended its Articles of Incorporation changing the par value of Common Stock from $1.00 per share to Common Stock having no par value and authorizing 1,000,000 shares of no par value Preferred Stock.

     During the year ended December 31, 1996, the Company held stock exchanges which are private stock sales or purchases as defined under the terms of its Stock Transfer and Redemption Agreement adopted by the Company on June 10, 1991. Under this agreement, shares of the Company could be traded at certain times of the year. Numerous transactions among authorized parties (as defined in the agreement) took place under these exchanges. The Company did not repurchase shares during 1998, 1997 and 1996 under the Stock Transfer and Redemption Agreement.

     Effective March 31, 1999, the Company reached an agreement with its lenders whereby the lenders agreed to forbear exercising their rights and remedies under the Credit Agreement (see Note 5). Among the provisions of the Forbearance Agreement, the lenders may request stock purchase warrants to acquire 10% of the diluted common equity of the Company (901,017 shares as of March 31, 1999). The warrants have an exercise price of $0.01 per share. These warrants vest and become exercisable as follows: 25% beginning March 31, 1999; 25% beginning October 1, 1999; 25% beginning April 1, 2000; and, 25% beginning October 1, 2000. If the debt under the Credit Agreement is paid in full, all unvested warrants are forfeited. Furthermore, the Company may call the warrants for a price of $5.00 per share through December 31, 1999 and $10.00 per share thereafter. The estimated fair value of these warrants at the date of agreement was $0.50 per share using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0.0%, expected volatility of 243.7%, risk-free interest rate of 4.6% and expected lives of 2 years.

8.   STOCK OPTIONS

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

     The Company applies APB No. 25 and related interpretations in accounting for the 1995 Stock Option Plan. Accordingly, no compensation cost has been recognized since the exercise price approximates the fair value of the stock price at the grant dates. Had compensation cost been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been as follows:


                                                                      1998               1997              1996

Net income (loss):
  As reported                                                  $(36,058,688)       $2,042,838        $5,818,379
  Pro forma                                                     (36,230,316)        1,838,229         5,679,877

Earnings (loss) per share - basic and dilutive:
  As reported                                                        $(4.45)           $ 0.27            $ 1.09
  Pro forma                                                           (4.47)             0.24              1.07


A summary of the status of the Company's Stock Option Plan as of December 31, 1998, 1997 and 1996, and changes during the years ending on those dates is presented below:


                                                                                         WEIGHTED-AVERAGE
                                                                    SHARES                EXERCISE PRICE

Outstanding, January 1, 1996                                        350,336                  $13.077
Granted                                                              32,384                   13.077
                                                                   --------
Outstanding, December 31, 1996                                      382,720                   13.077
Forfeited                                                            (2,355)                  13.077
                                                                   --------
Outstanding, December 31, 1997                                      380,365                   13.077
Granted                                                             123,000                    2.000
Forfeited                                                           (15,309)                  13.077
                                                                   --------

Outstanding, December 31, 1998                                      488,056                   10.285
                                                                   ========


                                                                         1998            1997            1996

Options exercisable at year end                                        364,999         181,351         117,171
                                                                       ========        ========        =======

Weighted-average fair value of options
  granted during the year                                               $ 0.90          $ 0.00          $ 6.60
                                                                        =======         =======         ======


     The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                                      OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                                      -------------------                           -------------------
                       Number              Weighted-      Weighted-            Number              Weighted-
                     Outstanding            Average        Average           Exercisable            Average
  Exercise               at                Remaining      Exercise               at                 Exercise
   Prices             12/31/98           Contractual Life   Price             12/31/98               Price

      $13.077             365,056             7.0            $ 13.077             241,999              $ 13.077
        2.000             123,000            10.0               2.000             123,000                 2.000
                         --------                                                --------
  $2.000 to
       13.077             488,056             7.8              10.285             364,999                 9.344
                         ========                                                ========


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1996, respectively: dividend yield of 0.0% and 0.08%, expected volatility of 123.0% and 40.9%, risk-free interest rates of 4.7% and 5.9%, and expected lives of 5 years.


9.   INCOME TAXES

     The provision for income tax expense (benefit) for the years ended December 31, 1998, 1997 and 1996 consists of the following:

                                                                   1998              1997              1996

Current federal income tax expense (benefit)                    $(3,306,063)      $1,254,831        $2,178,903
Current state income tax expense (benefit)                         (381,127)         136,049           266,568
                                                                 ------------      ----------        ---------
           Total current income tax expense
             (benefit)                                           (3,687,190)       1,390,880         2,445,471
                                                                 ------------      ----------        ---------

Deferred federal income tax expense (benefit)                    (1,902,244)          78,638           809,689
Deferred state income tax expense (benefit)                        (229,672)           6,007            98,991
                                                                 ------------      ----------        ---------

           Total deferred income tax expense
             (benefit)                                           (2,131,916)          84,645           908,680
                                                                 ------------      ----------        ---------

Total income tax expense (benefit)                              $(5,819,106)      $1,475,525        $3,354,151
                                                                =============     ===========       ==========


     The provision for income taxes differs from the amount computed by applying the U.S. federal income tax rate (34%) because of the effect of the following items:

                                                                    1998               1997              1996

Income taxes computed at U.S. federal
  statutory rate                                               $(14,238,450)       $1,196,243        $3,118,660
State income taxes, net of federal
  income tax effect                                              (1,532,046)          93,758            243,027
Valuation allowance                                               9,917,010
Other, net                                                           34,380          185,524             (7,536)
                                                               --------------     -----------        -----------

Total income tax expense (benefit)                             $ (5,819,106)      $1,475,525         $3,354,151
                                                               ==============     ===========        ===========

     Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Significant components comprising the Company's net deferred tax assets and liabilities were as follows at December 31:

                                                                                                 1998                        1997

Deferred tax liabilities:
  Current -
    Prepaid insurance and other                                                            $    (99,890)               $   (115,838)
  Long-term -
    Property, plant and equipment                                                            (4,818,302)                 (3,669,607)
    Goodwill                                                                                                                 (3,246)
                                                                                           ------------                ------------
           Total deferred tax liabilities                                                    (4,918,192)                 (3,788,691)
                                                                                           ------------                ------------

Deferred tax assets:
  Current -
    Bad debt and returns reserves                                                             1,928,796                     244,324
    Medical and workers' compensation reserves                                                  278,908                     205,575
    Uniform capitalization                                                                    1,085,228                     606,434
    Lower of cost or market write-down                                                        4,465,202                     408,905
    Deferred compensation                                                                       326,765                     165,485
    Other                                                                                        40,040                      24,500
  Long-term
    Goodwill writeoff and amortization                                                        2,367,466
    Tax loss carryforwards                                                                    4,317,463
    Other                                                                                        25,334                       1,552
                                                                                           ------------                ------------
           Total deferred tax assets                                                         14,835,202                   1,656,775
                                                                                           ------------                ------------

Valuation reserve allowance                                                                  (9,917,010)
                                                                                           ------------                ------------
Net deferred tax asset (liability)                                                        $                            $ (2,131,916)
                                                                                           ============                ============

     A valuation allowance has been established due to the uncertain ability of the Company to generate future taxable income and the resulting uncertain realization of tax loss carryforwards and other deferred tax assets.

     The Company has tax loss carryforwards of $10,416,764 which expire principally in 2019.

10.  LEASES

     At December 31, 1998, the Company was committed to pay rentals under various noncancelable operating leases with lease terms in excess of one year as follows:

               Year ending December 31:
               1999                                                    $ 2,316,009
               2000                                                      2,184,359
               2001                                                      2,094,977
               2002                                                      1,724,933
               2003                                                      1,347,941
               Thereafter                                                4,229,522
                                                                     -------------

               Total                                                 $  13,897,741
                                                                     =============


     Lease agreements frequently include renewal options and require that the Company pay for utilities, taxes, insurance and maintenance expenses. Options to purchase are also included in some lease agreements.

     Rental expense under all leases accounted for as operating leases was $2,827,628, $2,260,469, and $2,145,061 for the years ended December 31,
     1998, 1997 and 1996, respectively (see Note 13).


11.  ACQUISITIONS

     In December 1997, the Company purchased certain assets and assumed certain liabilities of Stardust Corporation ("Stardust") and Frank L. Robinson Company ("FLR") for $51,538,504 in cash, including related acquisition costs. The acquisitions have been accounted for as purchases. Accordingly, the assets and liabilities of the acquired businesses are included in the balance sheet as of December 31, 1997. The results of Stardust's and FLR's operations from the dates of the acquisitions to December 31, 1997 were not significant. The acquisitions were financed through additional debt.

     The allocation of the acquisition costs resulted in intangibles, primarily non-compete agreements of $500,000, and goodwill of $34,858,301. The non-compete agreements and the goodwill are being amortized on a straight-line basis over 5 years and 20 years, respectively.

     The pro forma unaudited results of operations as though Stardust and FLR had been acquired as of the beginning of fiscal 1997 and 1996 are as follows:

                                                                    1997                1996

                Net sales                                        $221,960,415        $225,898,606
                Net income                                          2,225,288           6,239,372
                Earnings per share - basic and diluted                   0.29                1.17


     The pro forma results include amortization of the intangibles presented above and interest expense on debt assumed to finance the acquisitions. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of the beginning of each of the fiscal periods presented, nor are they necessarily indicative of future results.

12.  COMMITMENTS AND CONTINGENCIES

     The Company has employment agreements with three of its senior executive officers. The terms of two of these agreements expire in December 2000 and the third expires December 2002. Upon termination of one of the employment agreements after a change of control in the Company, as defined, the Company would be liable for a maximum of three times the eligible employee's (i) average annual salary, as defined, plus (ii) any bonuses, as defined. For the other two agreements, upon termination of an employment agreement after a change of control in the Company, as defined, the Company would be liable for (i) a maximum of the employee's annual salary, as defined, plus (ii) any bonuses, as defined. In addition, under the employment agreements, the senior executive officers are entitled to a minimum annual bonus payment to be paid at such time as bonuses to other executive officers.

     WATER TAKE-OR-PAY - At December 31, 1998, the Company had an outstanding take-or-pay agreement for the purchase of treated water and wastewater treatment for its Eden, North Carolina facilities. The committed amount is for 450 million gallons per year through June 30, 2011. Under this contract, the Company is committed at December 31, 1998 to purchase treated water and wastewater treatment, assuming current price levels, as follows:

     Fixed and Determinable Portion of Take-or-Pay Obligations:


               YEAR                                         COMMITTED AMOUNT

               1999                                             $ 1,018,125
               2000                                               1,002,375
               2001                                                 988,875
               2002                                                 975,375
               2003                                                 959,625
               Thereafter                                         6,887,250
                                                                -----------
               Total                                            $11,831,625
                                                                ===========



     The Company maintains a Sales Incentive Plan payable to the sales staff if specified sales volume is reached.

     Arising out of the conduct of its business, on occasion, various claims, suits and complaints have been filed or are pending against the Company. In the opinion of management, all matters are adequately covered by insurance or, if not covered, are without merit or are of such kind, or involve such amounts, as would not have a material effect on the financial position or results of operations taken as a whole if disposed of unfavorably.


13.  RELATED PARTY TRANSACTIONS

     Prior to 1996, sales commissions of $3,327,307, at a rate of 3.0% of the aggregate sales price of orders shipped by the Company, plus marketing reimbursements, were paid to the Company's sales agency, a company owned by a certain shareholder and director of the Company. During December 1995, the Company entered into an agreement for the termination of the sales contract with the sales agency. Under the terms of this agreement, the Company paid the sales agency $1,000 on December 29, 1995 and $1,999,000 with a promissory note that was paid in full in January 1996. The Company has not paid commissions to the sales agency for sales subsequent to December 31, 1995.

     The Company has various operating leases from certain shareholders. The leases have terms of approximately one to 14 years with aggregate minimum monthly payments of $122,037, $100,623 and $98,751 in 1998, 1997 and 1996,
     respectively. Total operating lease expense for 1998, 1997 and 1996 was $1,472,948, $1,197,186 and $1,144,193, respectively. As of December 31,
     1998, future minimum lease payments under these operating leases totaled $9,823,944.

     A contractor performed miscellaneous work totaling $2,774,992, $344,751, and $478,646 for the years ended December 31, 1998, 1997 and 1996, respectively. Certain shareholders/directors of the Company are affiliated with the contractor. At December 31, 1998, $43,791 was due to this contractor.

     During 1998, 1997 and 1996, the Company made payments totaling $938,109, $118,345 and $223,338, respectively, for contract services rendered to the Company for packaging and preparing Company products for shipment. A director/shareholder is affiliated with this contractor. At December 31, 1998, $343,385 was due to this contractor.

     During 1998, 1997 and 1996, the Company contracted for fabric dyeing totaling $160,351, $16,894 and $42,776, respectively, with a contractor owned by a shareholder and former director of the Company. The Company had sales to this contractor in 1998, 1997, and 1996 of $115,131, $871,958 and $80,005, respectively, and had a net balance receivable of $393,749 at December 31, 1998.

     During 1998, 1997 and 1996, the Company made payments to a contractor totaling $121,394, $361,472 and $121,395, respectively, for advisory fees. A director/shareholder of the Company is affiliated with this contractor. At December 31, 1998, $20,522 was due to this contractor.

     During 1998, the Company made payments to a contractor totaling $184,899 for advisory fees. A director of the Company is affiliated with this contractor. At December 31, 1998, $9,636 was due to this contractor.

     An electrical contractor performed services totaling $263,923 and $333,104 during 1998 and 1997, respectively. This contractor is affiliated with a director/officer of the Company.


14.  SALES TO MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

     A substantial amount of sales and receivables are to relatively few customers. Credit limits, ongoing credit evaluations and account monitoring procedures are utilized to minimize the risk of loss. Collateral is generally not required.

     Certain customers have accounted for significant percentages of the Company's net sales as follows:

                                                                                1998          1997         1996

          Customer A                                                            25.7%        31.1%        24.1%
          Customer B                                                             9.4%        12.0%        14.7%


     Gross sales by type of product were as follows (in millions):

          Fleece                                                               $ 76.7      $ 81.0       $ 80.4
          Jersey                                                                 96.2        51.9         46.8
          Closeouts/Irregulars                                                    3.2         4.6          5.0
          Other                                                                  21.8         0.1


     The geographic location of property, plant and equipment, net, was as follows (in millions):

                                                                                1998         1997

          U.S.                                                                 $42.8        $38.0
          Mexico                                                                 1.0

15.  EMPLOYEE BENEFIT PLANS

     The Company maintains a 401(k) retirement savings plan for the benefit of its employees who have completed at least one year of service and have attained age 21. The amount of the Company's annual matching contribution is discretionary, and the Company currently funds accrued profit sharing expenses. During 1998, 1997 and 1996, the Company contributed $297,842, $172,983 and $161,461, respectively, to the 401(k) retirement savings plan.

     The Company has a deferred compensation plan providing key executives and directors with the opportunity to participate in an unfunded, deferred compensation program. Under the program, participants may defer base compensation and bonuses and earn returns on their deferred amounts. The Company may make discretionary matching contributions to the Plan. The program is not qualified under the Internal Revenue Code. The total of net participant deferrals, which is reflected in accrued liabilities was $790,333 at December 31, 1998 and $452,115 at December 31, 1997 and $0 at
     December 31, 1996. The Company contributed to the plan $25,343 in 1998 and $20,246 in 1997 and $0 in 1996.

16.     FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. The carrying amount of cash, accounts receivable and trade accounts payable is a reasonable estimate of fair value. The fair value of long-term debt is estimated based on quoted market prices. At December 31, 1998, the carrying value of long-term debt is a reasonable estimate of fair value. All financial instruments are held for purposes other than trading.

     The Company has entered into an interest rate swap agreement to reduce the impact of changes in interest rates on some of its variable rate debt. The swap agreement is a contract to exchange variable rate for fixed rate interest payments over the life of the agreement without the exchange of the underlying notional amounts. The notional amount of the interest rate swap agreement is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The differential paid or received on the interest rate swap agreement is recognized as an adjustment to interest expense. The interest rate swap agreement is held for purposes other than trading. The Company has entered into an interest rate swap transaction pursuant to which it has exchanged its variable rate interest obligation on $45,000,000 notional principal amount for a fixed rate payment obligation of 5.89% per annum for the four year period beginning April 30, 1999. The fixing of the interest rate for these periods minimizes in part the Company's exposure to the uncertainty of variable interest rates during this four-year period. The carrying value of the interest rate swap at December 31, 1998 is $0 and the fair value is ($841,465). The fair value of the interest rate swap is based on an average quoted market price. The interest rate swap contract is with one of the financial institutions which is a member of the Credit Agreement (see
     Note 5).


17.  GOING CONCERN MATTERS

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred a net loss of $36,058,688 for the year ended December 31, 1998 and has classified all of its debt as current as of December 31, 1998 (see Note 5). The Company also has negative working capital of $44,664,223 at December 31, 1998. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

     The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As described in Note 5, the Company was not in compliance with debt covenants and was unable to get a waiver for its violations from the banks. The Company has been experiencing difficulty in obtaining additional financing in excess of its current obligations. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and its ability to continue or obtain other long-term financing.

     In response to the Company's poor performance and its liquidity problems experienced during 1998, the Company took on a project to develop a business plan to discuss, analyze and plan future turnaround measures to bring the Company back into profitability and to provide the Company with the ability to service its debt.

     In order to reduce overhead and other costs, the Company has eliminated one management position, reduced management salaries, and has suspended management bonuses for an indefinite period. Additional personnel and overhead cost reduction measures have been and are planned to be taken related to the closing of certain facilities. In December 1998, management announced its intention to close the Rocky Mount production facility and all of the outlet stores and has listed the Rocky Mount facility for auction. The Company has also decided to sell its sales office in Martinsville, Virginia. Due to these planned dispositions, property, plant and equipment have been reduced by approximately $2,300,000 to reflect their estimated net realizable value. In addition, the Company has down-sized its corporate and administrative positions and has discontinued the Eden sewing operations.

     Because of the closing of the sewing facilities noted above and due to the down-sizing at other sewing facilities, the Company has shifted a significant portion of its sewing operations to outside contractors, primarily in Mexico. The Company has experienced lower overhead costs associated with the use of outside sewing contractors. In March 1999, the Company also announced the closing of the Frank L. Robinson, Inc. distributorship. As a result of this closing, the Company will move certain FLR inventories to Stardust to be sold as part of the Stardust operations. Approximately $2,000,000 of other FLR inventories will be liquidated to generate cash. These inventories to be liquidated are reported at their estimated net realizable value in the balance sheet at December 31, 1998.

     The Company is in the process of eliminating certain less profitable product styles. The Company believes that this will reduce its product mix to a more manageable level. Due to this reduction, close-out inventories of approximately $7,900,000 have been identified for liquidation. These inventories are also reported in the balance sheet at their estimated net realizable value at December 31, 1998.

     While there is no assurance that the measures discussed above will be sufficient to return the Company to profitability or enable it to generate the sufficient cash to service the existing debt, the Company has negotiated a forbearance agreement with the banks (see Note 5) and is seeking additional outside financing to support its turnaround efforts.


18.  ADVERTISING

     The Company expenses the costs of advertising as incurred, except for catalog expenses which are capitalized and amortized over the expected period of future benefits.

     Catalog expenses consist primarily of the production and distribution costs of the catalog. The capitalized costs of the catalog are amortized over the twelve-month period following the publication of the catalog.

     At December 31, 1998, and 1997, $287,523 and $353,040, respectively, of advertising, primarily catalog costs, was reported as other current assets. Advertising expense was $1,579,103, $304,610 and $253,441 in 1998, 1997 and
     1996, respectively, including $195,000 in 1998 for amounts written down to net realizable value.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

               None.

                                    PART III


ITEM 10.   Directors and Executive Officers of the Registrant

        The sections entitled "Nominees for Election Term Expiring 2002," "Incumbent Directors Term Expiring 2001," and "Incumbent Directors Term Expiring 2000" on pages 2 and 3 of the Proxy Statement for the Annual Meeting of Share Owners to be held June 23, 1999, are incorporated herein by reference.

        "Executive Officers of the Company" on page 10 of this report is incorporated herein by reference.


ITEM 11.  Executive Compensation

        "Compensation Committee Report on Executive Compensation," "Performance Graph," "Executive Compensation," "Stock Options and Stock Appreciation Rights" and "Aggregated Opinion/SAR Exercises in the Last Fiscal Year and Year End Option Values" on pages 10 through 16 of the Proxy Statement for the Annual Meeting of Share Owners to be held June 23, 1999, are incorporated herein by reference.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

        (a) Information concerning security ownership of management set forth in the Proxy Statement for the Annual Meeting of Share Owners to be held June 23, 1999, under the caption "Ownership of Equity Securities in the Company" on pages 7 and 8 is incorporated herein by reference.

        (b) "Principal Share Owners" on page 9 of the Proxy Statement for the Annual Meeting of Share Owners to be held June 23, 1999 is incorporated herein by reference.

        (c) There are no arrangements known to the registrant the implementation on consummation of which may result in a change in control of the registrant.


ITEM 13.  Certain Relationships and Related Transactions

        "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions Involving Directors not on the Compensation Committee" on pages 4 thru 6 of the Proxy Statement for the Annual Meeting of Share Owners to be held June 23, 1999 are incorporated herein by reference.


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
                                                                    -----------------

               by and between North Bowles                 Statement No. 333-18755, filed
               Partnership and Pluma, Inc. and             December 24, 1996
               amendment thereto date December 1,
               1990
10.2.1         Lease Agreement dated February 1,           Exhibit 10.2.1 to Registration
               1996, by and between North Bowles           Statement No. 333-18755, filed
               Partnership and Pluma, Inc.                 December 24, 1996
10.2.2         Lease Agreement dated December 1,           Exhibit 10.2.2 to Registration
               1995, by and between North Bowles           Statement No. 333-18755, filed
               Partnership and Pluma, Inc.                 December 24, 1996
10.3.1         Form of Credit Agreement Dated as of        Exhibit No. 10.1 to
               April 23, 1998 Among Pluma, Inc., as        Form 10-Q filed for the quarter
               Borrowers, and Certain Subsidiaries of the  ending June 30, 1998.
               Borrowers From Time to Time Party Hereto,
               as Guarantors, the Several Lenders From
               Time to Time Party Hereto and
               NationsBank, N.A., as Agent (the "Credit
               Agreement")
10.3.2         First Amendment to Credit Agreement and
               Waiver Dated as of August 27, 1998
10.3.3         Second Amendment to Credit Agreement
               Dated as of September 30, 1998
10.3.4         Third Amendment to Credit Agreement
               Dated as of November 16, 1998
10.3.5         Fourth Amendment to Credit Agreement
               Dated as of December 11, 1998
10.3.6         Fifth Amendment to Credit Agreement
               Dated as of December 31, 1998
10.3.7         Sixth Amendment to Credit Agreement
               Dated as of January 29, 1999
10.3.8         Seventh Amendment to Credit Agreement
               Dated as of March 1, 1999
10.3.9         Eighth Amendment to Credit Agreement
               Dated as of March 15, 1999
10.3.10        Ninth Amendment to Credit Agreement
               Dated as of March 31, 1999
10.3.10a       Tenth Amendment to Credit Agreement
               Dated as of April 15, 1999
10.3.11        Forbearance Agreement Dated as of
               November 16, 1998 Between Pluma, Inc.,
               as Borrower and NationsBank, N.A., as
               Agent
10.3.12        Amendment to Forbearance Agreement
               Dated as of December 31, 1998
10.3.13        Second Amendment to Forbearance
               Agreement Dated as of January 29, 1999
10.3.14        Third Amendment to Forbearance
               Agreement Dated as of March 1, 1999
10.3.15        Fourth Amendment to Forbearance
               Agreement Dated as of March 15, 1999
10.3.16        Fifth Amendment to Forbearance
               Agreement Dated as of March 31, 1999
10.3.17        Sixth Amendment to Forbearance Agreement
               Dated as of April 15, 1999
10.4           Trademark License Agreement dated           Exhibit 10.7 to Registration
               July 2, 1996, by and between Pluma,         Statement No. 333-18755, filed
               Inc. and Kayser Roth Corporation            December 24, 1996
10.5           Adoption Agreement #005                     Exhibit 10.11 to Registration
               Nonstandardized Codess.401(k) Profit         Statement No. 333-18755, filed
               Sharing Plan by Pluma, Inc. to First        December 24, 1996
               Union National Bank of North Carolina
               dated November 30, 1993 and
               Amendments thereto
10.6           1995 Stock Option Plan of Pluma, Inc.       Exhibit 10.12 to Registration
                                                           Statement No. 333-18755, filed
                                                           December 24, 1996
10.7           Form of Incentive Stock Option              Exhibit 10.13 to Registration
               Agreement by and among Pluma, Inc.          Statement No. 333-18755, filed
               and the Named Officers                      December 24, 1996
10.8           Form of Nonstatutory Stock Option           Exhibit 10.14 to Registration
               Agreement by and among Pluma, Inc.          Statement No. 333-18755, filed
               and its Directors                           December 24, 1996
10.9           Pluma, Inc. Non-Qualified Deferred          Exhibit 10.15 to Registration
               Compensation Plan                           Statement No. 333-18755, filed
                                                           December 24, 1996
10.10          Pluma, Inc. Senior Executive Bonus          Exhibit 10.16 to Registration
               Plan                                        Statement No. 333-18755, filed
                                                           December 24, 1996
10.11          Pluma, Inc. Sales Incentive Plan            Exhibit 10.17 to Registration
                                                           Statement No. 333-18755, filed
                                                           December 24, 1996


Exhibit                                                              Page Number or
Number                         Description                          Incorporation by
------                         -----------                            Reference to
                                                                    -----------------

10.12.1        License Agreement dated October 9,          Exhibit 10.18.1 to Registration
               1996 between SAP America, Inc. and          Statement No. 333-18755, filed
               Pluma, Inc. for license to utilize SAP      December 24, 1996
               R/3 Software
10.12.2        Professional Services Agreement dated       Exhibit 10.18.2 to Registration
               October 9, 1996, between SAP                Statement No. 333-18755, filed
               America, Inc. and Pluma, Inc. for           December 24, 1996
               installation of R/3 Software
10.13.1        Consulting Agreement dated
               December 6, 1996, between Philpott Ball &
               Company and Pluma, Inc.


Exhibit                                                              Page Number or
Number                         Description                          Incorporation by
------                         -----------                            Reference to
                                                                    -----------------

10.14          Form of Employment Agreement by             Exhibit 10.21 to Registration
               and among Pluma, Inc. and R. Duke           Statement No. 333-18755, filed
               Ferrell, G. Walker Box, George G.           December 24, 1996
               Wade, C. Monroe Light, David S.
               Green, Walter Helton, Raymond Rea,
               Nancy Barksdale, Forrest H. Truitt, II;
               Milton A. Barber and Jeffrey D. Cox,
               John Beale, Jim Beale and Jeffrey
               Robinson, except John Beale and
               Jim Beale's agreement provided for
               guaranteed bonuses of $50,000 annually
               and Jeffrey Robinson's agreement
               provides for a $55,000 bonus annually,
               to be paid when bonuses are paid to
               other executives
10.15          Form of Asset Purchase Agreement            Exhibit 1 to Form 8-K filed
               among Pluma, Inc., Stardust                 December 22, 1997
               Corporation and John Beale and Linda
               Beale dated December 22, 1997
10.16          Form of Asset Purchase Agreement            Exhibit 1 to Form 8-K filed
               among Pluma, Inc., Frank L. Robinson        January 12, 1998
               Company and the Partners of Frank L.
               Robinson Company dated December
               30, 1997
10.17          Letter Agreement Between Ronald A.
               Norelli and Pluma, Inc. Dated January 28,
               1999 engaging Mr. Norelli to assume the
               responsibilities of Chief Executive Officer
               of Pluma, Inc.
10.18          Settlement Agreement Dated June 18,
               1998 Between Gildan Activewear, Inc. and
               Pluma, Inc. for the supply of product
10.19          Agreement and Release Between Pluma,
               Inc. and C. Monroe Light Dated February 9,
               1999
10.20          Agreement and Release Between Pluma,
               Inc. and R. Duke Ferrell, Jr. Dated February
               22, 1999
10.21          Representative's Agreement Dated August
               18, 1998 Between Pluma, Inc. and the Adair Group
               for the sale of irregular products
10.22          Form of Non-Statutory Stock Option
               Agreement By and Among Pluma, Inc. and
               Certain of its Employees
10.23          Form of Incentive Stock Option Agreement
               By and Among Pluma, Inc. and Certain of
               its Employees
10.24          Letter Agreement Dated December 29, 1997
               Between Pluma, Inc. and Norelli &
               Company for the performance of consulting
               services
10.25          Letter Agreement Dated February 4, 1998
               Between Pluma, Inc. and Norelli &
               Company for the performance of consulting
               services
10.26          Letter Agreement Dated March 17, 1998
               Between Pluma, Inc. and Norelli &
               Company for the performance of consulting
               services
10.27          Letter Agreement Dated October 1, 1998 Between
               Pluma, Inc. and Ronald A. Norelli for the
               engagement of Mr. Norelli as Vice Chairman
               of the Company's Board of Directors.
11             Statement re:  Computation of Per           Set forth in Company's Annual
               Share Earnings                              Report attached hereto as
                                                           Exhibit 13
24             Power of Attorney (included as the
               signature page hereto)

(b)    Reports on Form 8-K.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                            PLUMA, INC.

                                            By:    /s/ Ronald A. Norelli
                                                   -------------------------
                                                   Ronald A. Norelli.,
                                                   Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ronald A. Norelli                                     4-15-98
------------------------------------------                ---------------------
Ronald A. Norelli, CEO                                    Date

/s/ George G. Wade                                        4-12-98
------------------------------------------                ---------------------
George G. Wade, President, COO & Secretary                Date

/s/ John B. Adams                                         4-15-98
------------------------------------------                ---------------------
John B. Adams, Director                                   Date

/s/ Barry A. Bowles                                       4-12-98
------------------------------------------                ---------------------
Barry A. Bowles, Director                                 Date

/s/ G. Walker Box                                         4-15-98
------------------------------------------                ---------------------
G. Walker Box, Chairman                                   Date

/s/ Kemp D. Box                                           4-13-98
------------------------------------------                ---------------------
Kemp D. Box, Director                                     Date

/s/ C. Monroe Light                                       4-15-98
------------------------------------------                ---------------------
C. Monroe Light, Director                                 Date

/s/ R. Stephens Pannill                                   4-12-98
------------------------------------------                ---------------------
R. Stephens Pannill, Director                             Date

/s/ J. Robert Philpott, Jr.                               4-12-98
------------------------------------------                ---------------------
J. Robert Philpott, Jr., Director                         Date

/s/ William H. Watts                                      4-12-98
------------------------------------------                ---------------------
William H. Watts, VP & CFO                                Date

/s/ Nancy B. Barksdale                                    4-12-98
------------------------------------------                ------------------
Nancy B. Barksdale, VP & Controller                       Date