Form 10-Q
period 1999-03-31
PLUMA INC
filed 1999-05-20
CIK 829044

------------------------------------------------------------
                          PLUMA, INC.
                          QUARTERLY REPORT ON FORM 10-Q UNDER THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL QUARTER ENDED MARCH 31, 1999

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ________ to ________.


                        Commission File Number 333-18755


                                   PLUMA, INC.
             (Exact name of registrant as specified in its charter)



                 North Carolina                               56-1541893
-----------------------------------------------          --------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
               or organization)                         (Identification Number)

801 Fieldcrest Road, Eden, North Carolina                          27288
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                  Registrant's telephone number (336) 635-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
Requirements for the past 90 days. Yes   X     No
                                      --------    --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 8,109,152 shares of common stock, no par value, as of May 20, 1999.

PLUMA, INC.


INDEX TO FORM 10-Q
--------------------------------------------------------------------------------


                                                                                                                 PAGE
PART I - FINANCIAL INFORMATION

     Item 1. - Financial Statements
         Balance Sheets - March 31, 1999 and December 31, 1998                                                     4
         Statements of Operations - Three Months and Six Months Ended March 31, 1999 and 1998                      5
         Statements of Cash Flows - Six Months Ended March 31, 1999 and 1998                                       6
         Notes to Financial Statements                                                                             7

     Item 2. - Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                                    14

PART II - OTHER INFORMATION

     Item 6. - Exhibits and Reports on Form 8-K


                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

PLUMA, INC.
BALANCE SHEETS
--------------------------------------------------------------------------------------
                                                         (UNAUDITED)
                                                          MARCH 31,      DECEMBER 31,
ASSETS                                                      1999            1998

CURRENT ASSETS:
     Cash                                                  $ 2,090,324     $ 1,612,087
     Accounts receivable (less allowance -
       1999, $3,719,587; 1998, $6,845,714)                  14,097,290      24,844,607
     Income taxes receivable                                   330,320       3,039,390
     Inventories, Net                                       51,726,058      56,690,891
     Other current assets                                      856,064          83,043
                                                       ---------------  ----------------
         Total current assets                               69,100,056      86,270,018
                                                       ---------------  ----------------
PROPERTY, PLANT AND EQUIPMENT
     Land                                                    1,065,689       1,065,689
     Land improvements                                         832,007         810,419
     Buildings and improvements                             17,796,121      18,916,761
     Machinery and equipment                                48,576,359      48,585,396
     Construction in process                                    61,518         486,121
                                                       ---------------  ----------------
         Total property, plant and equipment                68,331,694      69,864,386
     Less accumulated depreciation                          27,528,431      26,046,667
                                                       ---------------  ----------------
         Property, plant and equipment net                  40,803,263      43,817,719
                                                       ---------------  ----------------
OTHER ASSETS
     Goodwill (less accumulated amortization-
        1999, $1,759,212; 1998, $1,412,700                  25,961,696      26,308,208
     Other                                                     701,218       2,147,465
                                                       ---------------  ----------------
         Total other assets                                 26,662,914      28,455,673
                                                       ---------------  ----------------
TOTAL                                                    $ 136,566,233    $158,543,410
                                                         ===============  ================

                                                         (UNAUDITED)
                                                          MARCH 31,       DECEMBER 31,
 LIABIILITIES AND SHAREHOLDERS' EQUITY                       1999             1998
 CURRENT LIABILITIES:
      Current maturities of long-term debt                 $97,773,251    $108,723,716
      Accounts Payable                                      16,532,755      17,838,270
      Accrued expenses                                       4,675,882       4,372,255
                                                      ----------------  --------------
           Total current liabilities                       118,981,888     130,934,241
                                                      ----------------  --------------

 COMMITMENTS AND CONTINGENCIES

 SHAREHOLDERS' EQUITY:
      Preferred stock, no par value, 1,000,000
         shares authorized
      Common stock, no par value, 15,000,000 shares
         authorized, 8,109,152 shares issued and
         outstanding                                        36,849,127      36,849,127
      Retained earnings (deficit)                          (19,264,782)     (9,239,958)
                                                      -----------------  --------------
           Total shareholders' equity                       17,584,345      27,609,169


                                                           ___________     ___________
 TOTAL                                                    $136,566,233    $158,543,410
                                                          ============    ============


The accompanying notes are an integral part of these statements.

PLUMA, INC.

STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------

                                                                                      (UNAUDITED)
                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                              1999                   1998
NET SALES                                                                  $37,657,959            $39,196,435
COST OF GOODS SOLD                                                          37,623,733             35,182,264
                                                                        ----------------         -------------
GROSS PROFIT                                                                    34,226              4,014,171

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                 5,437,228              3,832,825
                                                                        ----------------         -------------
INCOME (LOSS) FROM OPERATIONS                                               (5,403,002)               181,346
                                                                        ----------------         -------------
OTHER INCOME  (EXPENSES):
     Interest expense                                                       (2,867,018)            (1,468,282)
     Amortization of goodwill                                                 (346,511)              (435,728)
     Other income (expenses), net                                           (1,408,293)               336,370
                                                                        ---------------          --------------
         Total other expenses, net                                          (4,621,822)            (1,567,640)
                                                                        ----------------         --------------
LOSS BEFORE INCOME TAXES                                                   (10,024,824)            (1,386,294)
INCOME TAXES (BENEFIT)                                                                               (504,611)
                                                                         --------------          --------------
NET LOSS                                                                  $(10,024,824)            $ (881,683)
                                                                         ==============          ==============
LOSS PER COMMON SHARE AND COMMON EQUIVALENT -
Basic and diluted                                                         $      (1.24)            $     (.11)
                                                                         ==============          ==============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                8,109,152              8,109,152
                                                                         ==============          ==============
The accompanying notes are an integral part of these statements.

PLUMA, INC.

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                              (UNAUDITED)
                                                                                          THREE MONTHS ENDED
                                                                                                MARCH 31
                                                                                   1999                     1998
CASH FLOWS FROM OPERATING ACTIVITES:
     Net loss                                                                 $ (10,024,824)              $ (881,683)
     Adjustments to reconcile net income to net cash used in
       operating activities:
     Provision for depreciation                                                   1,608,682                1,054,290
     Provision for amortization                                                     371,513                  460,729
     Provision for loss on property, plant & equipment to be disposed of            623,393
     (Gain) loss on disposal of property, plant & equipment                         851,180                 (42,498)
     (Increase) decrease in accounts receivable                                  10,747,317              (2,470,817)
     Increase in deferred income taxes                                                                       610,038
     (Increase) decrease in inventories                                           4,964,833             (10,613,937)
     (Increase) decrease in other current assets                                     94,263                (471,511)
     Increase (decrease) in accounts payable                                    (1,305,515)               11,105,335
     (Increase) decrease in income taxes receivable                               2,709,070              (1,153,320)
     Increase in other current liabilities                                          303,627                  982,592
                                                                           ----------------            -------------
         Net cash provided by (used in) operating activities                     10,943,539              (1,420,782)
                                                                           ----------------            -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                                   (113,094)              (3,355,479)
     Proceeds from disposal of property, plant and equipment                         44,295                   50,500
     Other, net                                                                     553,963                (139,726)
                                                                           ----------------             ------------
         Net cash provided by (used in) investing activities                        485,164              (3,444,705)
                                                                           ----------------             ------------
CASH FLOWS FROM FINANCING ACTIVIES:
     Repayment of long-term debt                                                                           (849,640)
     Proceeds from issuance of long-term debt                                                              4,810,894
     Net repayments of revolving loan                                          (10,950,466)
                                                                           -----------------            ------------
         Net cash provided by (used in) financing activities                   (10,950,466)                3,961,254
                                                                           -----------------            ------------
NET INCREASE (DECREASE) IN CASH                                                     478,237                (904,233)
CASH, BEGINNING OF PERIOD                                                         1,612,087                1,875,992
                                                                           ----------------             ------------
CASH, END OF PERIOD                                                             $ 2,090,324                $ 971,759
                                                                           ================             ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest (net of amounts capitalized)                                  $ 2,778,648               $1,592,187
     Income taxes                                                               $     8,309               $   38,671


The accompanying notes are an integral part of these statements.

PLUMA, INC.


NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1999 (UNAUDITED)
--------------------------------------------------------------------------------



1.       ACCOUNTING POLICIES

         The accompanying unaudited financial statements of Pluma, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim periods.

         In the opinion of management, these financial statements include all adjustments, including all normal recurring accruals, necessary for a fair presentation of the financial position at March 31, 1999 and December 31, 1998, the results of operations for the three months ended March 31, 1999 and 1998 and cash flows for the three months ended March 31, 1999 and 1998.

         The operating results for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year ending December 31, 1999.

2.       INVENTORIES

         Inventories consist of the following:

                                               (UNAUDITED)
                                                MARCH 31,          DECEMBER 31,
                                                  1999                1998

         At FIFO cost:
              Raw materials                     $  728,818          $  986,561
              Work-in-process                    5,882,677           6,652,569
              Finished Goods                    55,273,849          64,207,881
              Production supplies                  725,465             870,382
                                                ----------          ----------
                                                62,610,809          72,717,393
         Excess of FIFO over LIFO cost          (3,839,780)         (2,804,528)
                                                ----------          ----------
                                                58,771,029          69,912,865
         Excess of cost over market             (7,044,971)       (13,221,974)
                                                ----------          ----------
         Total                                 $51,726,058        $ 56,690,891
                                                ==========          ==========


If the cost of all inventories had been determined by the FIFO method, which approximates current cost, the cost of inventories would have been $3,839,780 and $2,804,528 greater at March 31, 1999 and December 31, 1998, respectively.

        Reserves have been recorded against inventory for the estimated excess of cost over market related primarily to inventories to be liquidated (see Note 11).

3.       LONG-TERM DEBT

         The Company is a party to a syndicated credit agreement ("the Credit Agreement") with a group of financial institutions which has been amended numerous times. Among the various provisions, limitations and restrictions contained in the Credit Agreement, as amended, the Company must meet specified funded indebtedness to capitalization ratio, fixed charge coverage ratio, leverage ratio, consolidated net worth, and earnings before the effect of interest expense, income taxes, depreciation and amortization ("EBITDA") requirements. The maximum amount that can be borrowed under the Credit Agreement was also limited to $63,000,000 through July 30, 1999; $55,600,000 from July 31, 1999 through August 30, 1999; and $53,000,000 thereafter. The Credit Agreement may be terminated at any time upon the occurrence of an event of default. The Company retains the right to remedy certain events of default within 30 days after notice. As of March 31, 1999, the Company was not in compliance with the Credit Agreement covenants and had not obtained waivers relating to its non-compliance. Accordingly, all amounts outstanding under the Credit Agreement have been reported in the balance sheet at March 31, 1999 as current.

         Subsequent to March 31, 1999, the Credit Agreement was amended and is currently operating under the Tenth Amendment to Credit Agreement, executed on April 15, 1999. The Credit Agreement, as amended, has redefined the Company's Borrowing Base as the sum of (i) 85% of eligible receivables, as defined, (ii) 60% of eligible inventory, as defined, and (iii) $18,000,000 through and including April 29, 1999; $18,400,000 from April 30, 1999 through May 27, 1999; $18,800,000 from
         May 28, 1999 through June 29, 1999; $19,500,000 from June 30, 1999 through July 30, 1999; $16,100,000 from July 31, 1999 through August 30, 1999; $14,500,000 from August 31, 1999 through September 29, 1999;
         and $0 thereafter.

         Although the Company did not obtain a waiver for its covenant violations, the Company reached an agreement with its lenders whereby the lenders agreed to forbear from exercising their rights and remedies (the "Forbearance Agreement") under the Credit Agreement. The Company is to make the following payments as a result of interest rate default of April 13, 1999: weekly payments of $150,000 each commencing on Friday, April 16, 1999 and continuing on Friday of each week thereafter until the interest payment default is cured, provided, however, that the Company shall have paid all amounts necessary to cure the interest payment default by no later than June 11, 1999.

4.       CAPITAL STOCK

         Effective March 31, 1999, the Company reached an agreement with its lenders whereby the lenders agreed to forbear from exercising their rights and remedies under the Credit Agreement (see Note 3). Among the provisions of the Forbearance Agreement, the lenders may request stock purchase warrants to acquire 10% of the diluted common equity of the Company (901,017) shares as of March 31, 1999. These warrants vest and become exercisable as follows: 25% beginning March 31, 1999; 25% beginning October 1, 1999; 25% beginning April 1, 2000; and 25% beginning October 1, 2000. If the debt under the Credit Agreement is paid in full, all unvested warrants are forfeited. Furthermore, the Company may redeem the warrants for a price of $5.00 per share through December 31, 1999 and $10.00 per share thereafter. The estimated fair value of these warrants at the date of agreement was $0.50 per share using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0.0%, expected volatility of 243.7%, risk-free interest rate of 4.6% and expected lives of 2 years. Subsequent to March 31, 1999, the lenders have requested the Company to issue stock purchase warrants totaling 688,513 shares. The warrants have an exercise price of $0.01 per share.

5.       STOCK OPTIONS

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

         The Company applies APB No. 25 and related interpretations in accounting for the 1995 Stock Option Plan. Accordingly, no compensation cost has been recognized since the exercise price approximates the fair value of the stock price at the grant dates. Had compensation cost been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net loss per share would have been as follows:

                                                           THREE MONTHS ENDED MARCH 31,
                                                              1999               1998
         Net Loss:
              As Reported                                 $(10,024,824)     $(881,683)
              Pro forma                                    (10,094,579)      (912,254)

         Loss per share - basic and dilutive:
              As reported                                       $(1.24)         $(.11)
              Pro forma                                         $(1.25)         $(.11)




         A summary of the status of the Company's Stock Option Plan as of March 31, 1999 and December 31, 1998 and changes during the periods ending on those dates is presented below:

                                                              SHARES               WEIGHTED-AVERAGE
                                                                                    EXERCISE PRICE
         Outstanding, January 1, 1998                          380,365                  13.077
         Granted                                               123,000                   2.000
         Forfeited                                            (15,309)                  13.077
                                                              --------
         Outstanding, December 31, 1998                        488,056                  10.285
         Forfeited                                            (20,608)                  13.077
                                                              --------

         Outstanding, March 31, 1999                           467,448                  10.162
                                                               =======


                                                    THREE MONTHS ENDED                    YEAR ENDED
                                                      MARCH 31, 1999                   DECEMBER 31, 1998
        Options exercisable at period end                      400,327                          364,999
                                                 ---------------------------     ----------------------------
        Weighted-average fair value of options
             granted during the period           $                0.00           $                 0.90
                                                 ---------------------------     ----------------------------

         The following table summarizes information about fixed stock options outstanding at March 31, 1999:

                                            OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                        ----------------------------------------------------------- ---------------------------------------
                               NUMBER             WEIGHTED-           WEIGHTED-            NUMBER             WEIGHTED-
                            OUTSTANDING            AVERAGE             AVERAGE           EXERCISABLE           AVERAGE
          EXERCISE               AT               REMAINING           EXERCISE               AT               EXERCISE
           PRICES             3/31/99         CONTRACTUAL LIFE          PRICE              3/31/99              PRICE
             $13.077          344,448               7.0                $13.077              277,327           $13.077
               2.000          123,000              10.0                  2.000              123,000             2.000
                              -------                                                       -------
           $2.000 to
              13.077          467,448               7.8                 10.162              400,327             9.674
                              -------                                                       -------


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1996, respectively; dividend yield of 0.0% and 0.08%, expected volatility of 123.0% and 40.9%, risk-free interest rates of 4.7% and 5.9%, and expected lives of 5 years.

6.       EARNINGS (LOSS) PER COMMON SHARE

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

         Options to purchase shares of common stock were outstanding during 1998, 1997 and 1996 (see Note 5) but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market prices of the common shares during those years. Accordingly, there were no differences in the numerators and denominators used in the basic EPS and diluted EPS computations.


7.       COMMITMENTS AND CONTINGENCIES

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

         WATER TAKE-OR-PAY - At March 31, 1999, the Company had an outstanding take-or-pay agreement for the purchase of treated water and wastewater treatment for its Eden, North Carolina facilities. The committed amount is for 450 million gallons per year through June 30, 2011. Under this contract, the Company is committed at March 31, 1999 to purchase treated water and wastewater treatment, assuming current price levels, as follows:

         Fixed and Determinable Portion of Take-or-Pay Obligations:

         YEAR                               COMMITTED AMOUNT

         1999                                       $763,594
         2000                                      1,002,375
         2001                                        988,875
         2002                                        975,375
         2003                                        959,625
         Thereafter                                6,887,250
                                               -------------
         Total                                   $11,577,094
                                               =============

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

8.       RELATED PARTY TRANSACTIONS

         On March 31, 1999, the Company amended an operating lease agreement for a building being leased from certain shareholders. Per the amendment, the Company agreed to vacate the entire premises with the exception of 1,116 sq. ft. The amended lease is in affect through December 31, 1999. Rents will total $5,022. Upon vacating the premises, the Company abandoned leasehold improvements with a total remaining book value of $688,276.

9.      SALES TO MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

         A substantial amount of sales and receivables are to relatively few customers. Credit limits, ongoing credit evaluations and account monitoring procedures are utilized to minimize the risk of loss. Collateral is generally not required.

         One customer accounted for significant percentages of the Company's net sales as follows:

                                                                       THREE MONTHS ENDED
                                                                  MARCH 31, 1999    MARCH 31, 1998
         Customer A                                                      28.3%              33.1%

      Gross sales by type of product were as follows (in millions):


         Fleece                                                         $8.8              $17.2
         Jersey                                                         21.7               18.5
         Closeouts/Irregulars                                            3.8                 .5
         Other                                                           4.4                3.4

                                                                              12

      The geographic location of property, plant and equipment, net, was as follows (in millions):

                                         MARCH 31, 1999        DECEMBER 31, 1998

         U.S.                                 $39.9                 $42.8
         Mexico                                  .9                   1.0


10.      FINANCIAL INSTRUMENTS

         The Company has entered into an interest rate swap agreement to reduce the impact of changes in interest rates on some of its variable rate debt. The swap agreement is a contract to exchange variable rate for fixed rate interest payments over the life of the agreement without the exchange of the underlying notional amounts. The notional amount of the interest rate swap agreement is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The differential paid or received on the interest rate swap agreement is recognized as an adjustment to interest expense. This interest rate swap agreement is held for purposes other than trading. The Company has entered into an interest rate swap transaction pursuant to which it has exchanged its variable rate interest obligation on $45,000,000 notional principal amount for a fixed rate payment obligation of 5.89% per annum for the four year period beginning April 30, 1999. The fixing of the interest rate for these periods minimizes in part the Company's exposure to the uncertainty of variable interest rates during this four-year period. The carrying value of the interest rate swap at March 31, 1999 and December 31, 1998 is $0 and the fair value is ($508,205) and ($841,465), respectively. The fair value of the interest rate swap is based on an average quoted market price. The interest rate swap contract is with one of the members of the financial members of the Credit Agreement (see Note 3).


11.      GOING CONCERN MATTERS

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred a net loss of $10,024,824 for the three months ended March 31, 1999 and has classified all of its debt as current (see Note 3). The Company also has negative working capital of $49,881,832 and $44,664,223 at March 31, 1999 and December 31, 1998, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

         The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As described in Note 3, the Company was not in compliance with debt covenants and was unable to get a waiver for its violations from the banks. The Company has been experiencing difficulty in obtaining additional financing in excess of its current obligations. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and its ability to continue or obtain other long-term financing.

         In response to the Company's poor performance and its liquidity problems experienced during 1998, the Company took on a project to develop a business plan to discuss, analyze and plan future turnaround measures to bring the Company back into profitability and to provide the Company with the ability to service its debt.

         In order to reduce overhead and other costs, the Company has eliminated one management position, reduced management salaries, and has suspended management bonuses for an indefinite period. Additional personnel and overhead cost reduction measures have been and are planned to be taken related to the closing of certain facilities. In December 1998, management announced its intention to close the Rocky Mount production facility and has listed the Rocky Mount facility for auction. In addition, the Company has downsized its corporate and administrative positions and has discontinued the Eden sewing operations. As of March 31, 1999, all outlet stores had been closed. The Company has also decided to sell its sales office in Martinsville, Virginia. On April 26, 1999, management announced its intention to close the Chatham and Altavista production facilities. Due to these planned dispositions, property, plant and equipment have been reduced by approximately $2,846,000 to reflect their estimated net realizable value.

         Because of the closing of the sewing facilities noted above and due to the down-sizing at other sewing facilities, the Company has shifted a significant portion of its sewing operations to outside contractors, primarily in Mexico. The Company has experienced lower overhead costs associated with the use of outside sewing contractors. In March 1999, the Company also announced the closing of the Frank L. Robinson, Inc. distributorship. As a result of this closing, the Company will move certain FLR inventories to Stardust to be sold as part of the Stardust operations. Approximately $2,000,000 of other FLR inventories will be liquidated to generate cash. These inventories to be liquidated are reported at their estimated net realizable value in the balance sheet at March 31, 1999 and December 31, 1998.

         The Company is in the process of eliminating certain less profitable product styles. The Company believes that this will reduce its product mix to a more manageable level. Due to this reduction, closeout inventories of approximately $7,900,000 have been identified for liquidation. These inventories are also reported in the balance sheet at their estimated net realizable value at March 31, 1999 and December 31, 1998.

         While there is no assurance that the measures discussed above will be sufficient to return the Company to profitability or enable it to generate sufficient cash to service the existing debt, the Company is continuing a forbearance agreement with the banks (see Note 3) and is seeking additional outside financing to support its turnaround efforts.

         On May 14, 1999, the Company filed for court protection under Chapter 11 of the U.S. Bankruptcy Code. This proceeding will allow the Company to reorganize its debts and continue to operate while being protected from creditors.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         GENERAL

         The following discussion and analysis should be read in conjunction with the financial statements and related notes of the Quarterly Report on Form 10-Q and should be read in conjunction with the Company's 1998 Annual Report.

         Although the Company filed for protection under Chapter 11 of the U.S. Bankruptcy Code on May 14, 1999, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred a net loss of $10,024,824 for the three months ended March 31, 1999 and has classified all of its debt as current as of March 31, 1999. The Company also had negative working capital of $49,881,832 and $44,664,223 at March 31, 1999 and December 31, 1998, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

         The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. At March 31, 1999, the Company was not in compliance with certain debt covenants and was unable to get a waiver for its violations from its lenders. The Company has been experiencing difficulty in obtaining additional financing in excess of its current obligations. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and its ability to continue or obtain other long-term financing.

         In response to the Company's poor performance and its liquidity problems experienced in 1998, during the first quarter of 1999, the Company began to develop a business plan (the Business Plan) to develop future turnaround measures designed to return the Company to profitability and provide the Company with the ability to service its debt.

         In order to reduce overhead and other costs, the Company has eliminated one management position, reduced management salaries, and has suspended management bonuses for an indefinite period. Additional personnel and overhead cost reduction measures have been and are planned to be taken related to the closing of certain facilities. In December 1998, management announced its intention to close the Rocky Mount production facility and has listed the Rocky Mount facility for auction. In addition, the Company has downsized its corporate and administrative staff and has discontinued the Eden sewing operations. As of March
         31, 1999, all outlet stores had been closed. The Company has also decided to sell its sales office in Martinsville, Virginia. On April 26, 1999, management announced its intention to close the Chatham and Altavista production facilities. Due to these planned dispositions, property, plant and equipment have been reduced by approximately $2,846,000 to reflect their estimated net realizable value.

         Because of the closing of the sewing facilities noted above and due to the down-sizing at other sewing facilities, the Company has shifted a significant portion of its sewing operations to outside contractors, primarily in Mexico. The Company has experienced lower overhead costs associated with the use of outside sewing contractors. In March 1999, the Company also announced the closing of the Frank L. Robinson, Inc. distributorship (FLR). As a result of this closing, the Company will move certain FLR inventories to Stardust to be sold as part of the Stardust operations. Approximately $2,000,000 of other FLR inventories will be liquidated to generate cash. These inventories to be liquidated are reported at their estimated net realizable value in the balance sheet at March 31, 1999 and December 31, 1998.

         The Company is in the process of eliminating certain less profitable product styles. The Company believes that this will reduce its product mix to a more manageable level. Due to this reduction, closeout inventories of approximately $7,900,000 have been identified for liquidation. These inventories are also reported in the balance sheet at their estimated net realizable value at March 31, 1999 and December 31, 1998.

         While there is no assurance that the measures discussed above will be sufficient to return the Company to profitability or enable it to generate sufficient cash to service its existing debt or meet its operating expenses, the Company is continuing its negotiations with its lenders within the context of its Chapter 11 reorganization proceeding and is evaluating reorganization and recapitalization alternatives available to it under Chapter 11.

         RESULTS OF OPERATIONS

         The following table presents the major components of the Company's statements of operations as a percentage of net sales:

                                                                                            (UNAUDITED)
                                                                                           THREE MONTHS
                                                                                          ENDED MARCH 31,
                                                                                   ----------------------------
                                                                                      1999              1998

         Net Sales                                                                   100.0%            100.0%
         Cost of goods sold                                                           99.9              89.8
                                                                                    ------            ------
         Gross profit                                                                  0.1              10.2

         Selling, general and administrative expenses                                 14.4               9.7
                                                                                    ------            ------
         Income (loss) from operations                                               (14.3)               .5
         Other expenses, net                                                          12.3               4.0
                                                                                    ------            ------
         Income (loss) before income taxes                                           (26.6)             (3.5)
         Income taxes (benefit)                                                                         (1.3)
                                                                                    ------            ------

         Net loss                                                                    (26.6)%            (2.2)%
                                                                                    ======            ======

         THREE MONTHS ENDED MARCH 31, 1999 ("1999"), COMPARED TO THREE MONTHS ENDED MARCH 31, 1998 ("1998")

         NET SALES - Net sales for the three months ended March 31, 1999 were $37.7 million, a decrease of $1.5 million, or 3.9% over net sales of $39.2 million for the first three months of 1998. The dollar value of sales is down due to a high volume of closeout sales at reduced selling prices, lower average selling prices resulting from competitive markets and lost or delayed sales as a result of disruptions in production due to the startup associated with contractor production.

         During the first quarter of 1999, because of the downward trend in product prices due to an overall market decline, inflation had a minimal effect on the Company's net sales. The Company is exposed to inflationary pressures from the purchases of raw materials and labor. However, during the first quarter of 1999, these markets were relatively stable and inflation did not have a material effect on income from continuing operations.

         GROSS PROFIT - Gross profit was .1% of net sales for the first three months of 1999 compared to 10.2% for the same period of 1998. The decline was primarily the result of lower operating efficiencies and a high percentage of sales of closeout inventory previously written down to net realizable value. In addition, the Company sold a higher percentage of jersey relative to fleece product during the first three months of 1999 compared to the same period of 1998. Jersey product, on average, provides a lower gross profit percentage than fleece product.

         The Company anticipates a substantial reduction in inventories by year-end. As a result of this reduction, a liquidation of previous years LIFO increments are expected to occur. The Company also anticipates a liquidation to base year costs. In the event that these liquidations occur, the resulting impact will be to lower cost of sales and increase gross profit by reducing the LIFO valuation reserve.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") - Selling, general and administrative expenses for the first quarter increased 41.9% to $5.4 million in 1999 from $3.8 million in 1998 due primarily to an increase in consulting fees related to the Company's restructuring planning of $.6 million and to increased reserves for bad debts of $.4 million.

         OTHER EXPENSES, NET - Other expenses, net, increased 194.8% to $4.6 million in the first quarter of 1999 from $1.6 million in 1998. This increase was primarily due to an increase in interest expense, additional reserves for disposition of assets related to plant closings and to losses on abandonment of leasehold improvements. Interest expense increased 95.3% to $2.9 million in 1999 from $1.5 million in 1998, an increase of $1.4 million. Reserves for disposition of assets related to plant closings totalled $.6 million in the first quarter of 1999, an increase of $.6 million from 1998. Losses on the abandonment of leasehold improvements totalled $.7 million in the first quarter of 1999, an increase of $.7 million from 1998.

         INCOME TAXES - The effective tax rate was 0% in 1999 compared to 36.4% in 1998. The 0% effective rate in 1999 is due to the uncertain ability of the Company to generate future taxable income and the resulting uncertain realization of tax loss carryforwards and other deferred tax assets.

         LIQUIDITY AND CAPITAL RESOURCES

         PRINCIPAL SOURCES OF LIQUIDITY - As a result of the inability of the Company to increase the amounts of funds available for borrowing under its credit facility and as a result of its operating losses during 1999 and 1998, the Company has experienced severe liquidity shortages. The inadequate liquidity subsequently resulted in the Company failing to pay its suppliers in a timely manner, causing delays in the delivery of raw materials. This caused some disruptions and delays in production and, at times, resulted in lost sales.

         At March 31, 1999, the Company had a working capital deficiency of ($49.9) million, a decrease in working capital of $5.3 million from December 31, 1998. This decrease in working capital is primarily attributable to a net decrease in receivables, refundable taxes and inventory of $18.4 million. These reductions in working capital were partially offset by reductions in accounts payable and debt of $12.2 million.

         CASH FLOWS FROM OPERATING ACTIVITIES - For the three months ended March 31, 1999, net cash provided by operations totaled $10.9 million as compared to net cash used for the three months ended March 31, 1998 of $1.4 million. Accounts receivable, net, decreased $10.7 million due to collections and lower sales volume. Inventory decreased $4.9 million from efforts to liquidate excess and closeout product. Taxes receivable decreased $2.7 million from refunds. These increases in cash were offset by the net loss of $10.0 million less non-cash charges of $3.5 million for depreciation, amortization and losses on disposal of property, as well as a decrease in accounts payable of $1.3 million.

         CASH FLOWS FROM INVESTING ACTIVITIES - Capital expenditures were $ .1 million for the three months ended March 31, 1999. Other assets, net, increased $ .5 million.

         CASH FLOWS FROM FINANCING ACTIVITIES - For the three months ended March 31, 1999 the Company had net repayments of debt of $10.9 million. Substantially all cash provided by operations was used to reduce debt.

         ORIGINAL CREDIT AGREEMENT

         In April 1998, the Company entered into a syndicated credit agreement (the "Credit Agreement") with a group of financial institutions (the "Banks") for the purpose of refinancing its then existing credit facility. The Credit Agreement has been amended several times. At March 31, 1999, the Agreement existed under the "Ninth Amendment to Credit Agreement". Among the various provisions, limitations and restrictions contained in the Credit Agreement, the Company must meet specified consolidated net worth, leverage ratio, fixed charge coverage ratio, funded debt to total capitalization ratio and consolidated earnings before the effect of interest expense, income taxes, depreciation and amortization ("EBITDA")requirements. Under the Credit Agreement, the Company is restricted in the amount of its capital expenditures, indebtedness to certain other parties, payment of dividends, or redemption of its stock that would create an event of default. In the event of a default under the Credit Agreement unless a waiver or forbearance is obtained, any unpaid principal and accrued interest may be declared immediately due and payable. The Credit Agreement may be terminated at any time upon the occurrence of an event of default. The Company retains the right to remedy certain events of default within 30 days after notice. As of March 31, 1999 and December 31, 1998, the Company was in default under certain of the above-referenced covenants and had not obtained waivers of these defaults from the Banks.

         AMENDED CREDIT AGREEMENT AND AMENDED FORBEARANCE AGREEMENT

         The Credit Agreement and Forbearance Agreement (as hereinafter defined) have been amended numerous times and currently exist under the Tenth Amendment to the Credit Agreement and Sixth Amendment to the Forbearance Agreement, which were executed on April 15, 1999. As currently amended, the Credit Agreement includes a revolving loan facility (the "Revolving Loans") and a term loan facility. The maximum amount available under the term loan is $45.0 million (the "Term Loan"). The total amount that can be borrowed under the Revolving Loans is limited to the Borrowing Base, defined as the sum of (i) 85% of Eligible Receivables (as defined), (ii) 60% of Eligible Inventory (as defined), and (iii) $18.0 million through April 29, 1999; $18.4 million through May 28, 1999; $18.8 million through June 29, 1999; $19.5 million from June 30, 1999 through July 30, 1999; $16.1 million from July 31, 1999 through August 30,

         1999; $14.5 million from August 31, 1999 through September 29, 1999; and $0 thereafter. The maximum amount that can be borrowed under the Revolving Loans is limited to $63.0 million through July 30, 1999; $55.6 million from July 31, 1999 through August 30, 1999 and, $53.0 million thereafter.

         Although the Company's defaults under the original Credit Agreement have not been waived by the Banks, pursuant to a forbearance agreement as amended, (the Forebearance Agreement) the Banks have agreed to forbear until September 30, 1999 from exercising the rights and remedies available to them as a result of the Company's defaults under the Credit Agreement. Among other provisions in the Forbearance Agreement, as amended until September 30, 1999, (i) the Company's capital expenditures are limited to $0.2 million in the aggregate in any calendar month and $0.6 million in the aggregate from April 1, 1999 to September 30, 1999; (ii) the Company must have net sales of at least $7.2 million in any three week period; (iii) the Company must not have aggregate payments, less aggregate cash receipts, in excess of $1.8 million in any one week; (iv) the Company must have aggregate receipts in excess of aggregate cash payments during any three-week period; (v) for the period April 1, 1999 through May 31, 1999, the Company's EBITDA must be greater than or equal to $3.0 million, and for the period from April 1, 1999 through July 31, 1999, the Company's EBITDA must be greater than or equal to $5.6 million; and (vi) the Company's trade payables may not exceed $16.4 million at any time. The Forbearance Agreement as amended, also provides that the Banks may request that the Company transfer to them warrants for the issuance of stock representing 10% of the diluted common equity of the Company and requires that interest in the amount of $1,177,310 which was payable on April 13, 1999 be paid in weekly installments of $150,000 until paid in full on June 11, 1999.

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

         Notwithstanding their expiration dates of September 30, 1999, the Tenth Amendment to the Credit Agreement and the Sixth Amendment to the Forbearance Agreement were designed to provide the Company with operating flexibility not available to it during the last quarter of 1998 and the first quarter of 1999. Furthermore, the Business Plan's goal is to complete an operational and financial restructuring of the Company designed to return the Company to profitability. However, there can be no assurances that (i) the Company will have sufficient liquidity to successfully implement the Business Plan or pay its debts in a timely manner, (ii) the Business Plan will return the Company to profitability, even if successfully and completely implemented and
         (iii) the Company will be able to comply with every covenant contained in its amended Credit Agreement and the amended Forbearance Agreement.

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

         FORWARD LOOKING STATEMENTS

         Information in this Form 10-Q may contain certain forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially, including without limitation, the actual costs of operating the Company's business, actual operating performance, the ability to maintain large client contracts, or to enter into new contracts and the level of demand for the Company's products. Additional factors that could cause actual results to differ materially are the ability to maintain adequate borrowing capability to operate as discussed above and in the Company's previous filings with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION
                            ITEM 1. LEGAL PROCEEDINGS


At 8:00 a.m. on May 14, 1999, Pluma, Inc. filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Middle District of North Carolina. The case has been assigned the following number: 99-11104. Pursuant to the provisions of Sections 1107 and 1108 of the Bankruptcy Code, Pluma, Inc. will operate as a debtor-in-possession during the pending reorganization proceeding.

                          ITEM 2. CHANGES IN SECURITIES


The Company's credit agreement with its several lenders prohibits the Company from declaring and paying a dividend on its common stock. Any such dividend payment constitutes a default under the credit agreement.


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits
                                                                     FILED
         EXHIBIT NUMBER                                           HEREWITH(*)
         11.1 Computation of Earnings per Share                        *
         27.0 Financial Data Schedule

b.   Reports on Form 8-K
         None



SIGNATURES - Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMA, INC.

                                  -----------------------------------------
                                  John Wigodsky
                                  President & Chief Executive Officer



                                  -----------------------------------------
                                  William Watts
                                  Vice President and Chief Financial Officer