Form 10-Q
period 1999-06-30
PLUMA INC
filed 1999-08-19
CIK 829044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1999


                                       OR



[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ________ to ________.


                        Commission File Number 333-18755


                                   PLUMA, INC.
             (Exact name of registrant as specified in its charter)



                 North Carolina                               56-1541893
---------------------------------------------           -----------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
               or organization)                         (Identification Number)

801 Fieldcrest Road, Eden, North Carolina                        27288
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 8,109,152 shares of common stock, no par value, as of August 19, 1999.
                                                                               2

PLUMA, INC.


INDEX TO FORM 10-Q
-------------------------------------------------------------------------------


                                                                                                                 PAGE

PART I - FINANCIAL INFORMATION

     Item 1. - Financial Statements
         Balance Sheets - June 30, 1999 and December 31, 1998                                                      4
         Statements of Operations - Three Months and Six Months Ended June 30, 1999 and 1998                       5
         Statements of Cash Flows - Six Months Ended June 30, 1999 and 1998                                        6
         Notes to Financial Statements                                                                             7

     Item 2. - Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                                    14

PART II - OTHER INFORMATION

     Item 6. - Exhibits and Reports on Form 8-K

                                          PART I - FINANCIAL INFORMATION
                                           ITEM 1 - FINANCIAL STATEMENTS
PLUMA, INC.
BALANCE SHEETS
-------------------------------------------------------------------------------

                                                 (UNAUDITED)
                                                   JUNE 30,       DECEMBER 31,
ASSETS                                               1999             1998

CURRENT ASSETS:
     Cash                                           $ 8,248,821      $ 1,612,087
     Accounts receivable (less allowance -
1999, $4,401,181; 1998, $6,845,714)                  17,886,050       24,844,607


     Income taxes receivable                            330,320        3,039,390

     Inventories, net                                40,048,459       56,690,891
     Other current assets                             1,567,405           83,043
                                               ----------------  ---------------
         Total current assets                        68,081,055       86,270,018
                                               ----  ----------  --   ----------




PROPERTY, PLANT AND EQUIPMENT

     Land                                             1,065,689        1,065,689
     Land improvements                                  832,007          810,419
     Buildings and improvements                      17,800,549       18,916,761
     Machinery and equipment                         47,731,567       48,585,396
     Construction in process                                             486,121
                                               ----------------  ---------------
         Total property, plant and equipment         67,429,812       69,864,386

     Less accumulated depreciation                   29,004,438       26,046,667
                                               ----- ----------  ---- ----------
         Property, plant and equipment, net          38,425,374       43,817,719
                                               ----- ----------  ---- ----------


OTHER ASSETS
     Goodwill (less accumulated amortization-
1998, $1,412,700)                                                     26,308,208
     Other                                              494,621        2,147,465
                                                  -------------     ------------
         Total other assets                             494,621       28,455,673
                                                  -------------     ------------
 TOTAL                                            $ 107,001,050     $158,543,410
                                                  =============     ============






                                                    (UNAUDITED)
                                                     JUNE 30,       DECEMBER 31,
LIABIILITIES AND SHAREHOLDERS' EQUITY                 1999             1998

CURRENT LIABILITIES:
     Current maturities of
      long-term debt                              $106,251,321     $108,723,716
     Accounts payable                               13,299,410       17,838,270
     Accrued expenses                                4,295,184        4,372,255
                                                  ------------     ------------
          Total current liabilities               $123,845,915     $130,934,241
                                                  ------------     ------------





COMMITMENTS AND CONTINGENCIES



SHAREHOLDERS' EQUITY (DEFICIT):

     Preferred stock, no par value,
      1,000,000 shares authorized
     Common stock, no par value,
      15,000,000 shares authorized,
      8,109,152 shares issued and
      outstanding                                   36,849,127       36,849,127

     Retained deficit                              (53,693,992)      (9,239,958)
                                                ---------------  --- -----------
          Total shareholders'
            equity (deficit)                       (16,844,865)      27,609,169






                                                   -----------      -----------
TOTAL                                             $107,001,050     $158,543,410
                                                  ============     ============


The accompanying notes are an integral part of these statements.

PLUMA, INC.

STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------




                                                                     (UNAUDITED)                          (UNAUDITED)
                                                                 THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                       JUNE 30                              JUNE 30
                                                               1999               1998               1999              1998


NET SALES                                                  $36,854,247       $51,059,701         $74,512,206        $90,256,136

COST OF GOODS SOLD                                          38,777,545        46,428,171          76,401,278         81,610,435
                                                          ------------       ------------         ----------        -----------

GROSS PROFIT (LOSS)                                        (1,923,298)         4,631,530         (1,889,072)          8,645,701
                                                          -----------       ------------         -----------      -------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                 4,364,382         5,185,240           9,801,610          9,018,065

AMORTIZATION OF GOODWILL                                       346,512           435,729             693,023            871,457

WRITE-OFF OF GOODWILL                                       25,615,185                            25,615,185

(GAIN) LOSS ON VALUATION AND DISPOSAL OF
   ASSETS                                                      768,751           (2,780)           2,243,324            (45,278)
                                                          ------------       -------------      -------------       ------------
         TOTAL OPERATING EXPENSES                           31,094,830         5,618,189          38,353,142          9,844,244
                                                          ------------       -------------      -------------       ------------

LOSS FROM OPERATIONS                                      (33,018,128)         (986,659)        (40,242,214)         (1,198,543)
                                                          ------------      ------------        ------------        -----------

OTHER INCOME  (EXPENSES):
     Interest expense                                      (1,193,393)       (1,862,555)         (3,768,152)         (3,330,837)
     Other income (expenses), net                            (217,688)          147,490            (443,667)            441,362
                                                          ------------       -------------      -------------       ------------


         Total other expenses, net                         (1,411,081)       (1,715,065)         (4,211,819)         (2,889,475)
                                                          ------------       -------------      -------------       ------------

LOSS BEFORE INCOME TAXES                                  (34,429,209)       (2,701,724)        (44,454,033)         (4,088,018)

INCOME TAX BENEFIT                                                             (983,428)                             (1,488,039)
                                                          -----------       -------------      -------------       ------------


NET LOSS                                                 $(34,429,209)      $(1,718,296)       $(44,454,033)        $(2,599,979)
                                                         =============      ============       =============       ============

LOSS PER COMMON SHARE AND COMMON EQUIVALENT -
Basic and diluted
                                                            $   (4.25)         $   (.21)          $   (5.48)          $   (.32)
                                                         =============      ============          ==========          =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING               8,109,152          8,109,152          8,109,152           8,109,152
                                                        ==== ========      =============         ===========         ==========

                                                                               5
The accompanying notes are an integral part of these statements.

PLUMA, INC.

STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------

                                                                                           (UNAUDITED)
                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                        1999            1998
CASH FLOWS FROM OPERATING ACTIVITES:
     Net loss                                                                        $(44,454,033)   $ (2,599,979)
     Adjustments to reconcile net income to net cash used
      in operating activities:
     Provision for depreciation                                                         3,144,105       2,142,293
     Provision for amortization                                                           918,019         921,459
     Write-off of goodwill                                                             25,615,185
     (Gain) loss on valuation and disposal of assets                                    2,243,324         (45,278)
     (Increase) decrease in accounts receivable                                         6,958,557      (4,288,887)
     Increase in deferred income taxes                                                                    499,338
     (Increase) decrease in inventories                                                16,642,432     (13,102,572)
     (Increase) decrease in other current assets                                         (617,080)        248,184
     Increase (decrease) in accounts payable                                           (4,538,860)      6,752,357
     (Increase) decrease in income taxes receivable                                     2,709,070        (626,048)
     Increase (decrease) in other current liabilities                                     (77,071)      1,917,876
                                                                                     ------------    ------------
         Net cash provided by (used in) operating activities                            8,543,648      (8,181,257)
                                                                                     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                                           (99,436)     (8,156,286)
     Proceeds from disposal of property                                                   104,352          54,900
     Other, net                                                                           560,565        (195,418)
                                                                                     ------------    ------------
         Net cash provided by (used in) investing activities                              565,481      (8,296,804)
                                                                                     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVIES:
     Repayment of long-term debt                                                          (58,000)       (849,640)
     Proceeds from issuance of long-term debt                                                          58,727,000
     Proceeds from D.I.P. loan                                                          1,500,000
     Net repayments of revolving loan                                                  (3,131,336)    (41,268,342)
     Loan fees                                                                           (783,059)       (772,693)
                                                                                     ------------    ------------
         Net cash provided by (used in) financing activities                           (2,472,395)     15,836,325
                                                                                     ------------    ------------

NET INCREASE (DECREASE) IN CASH                                                         6,636,734        (641,736)

CASH, BEGINNING OF PERIOD                                                               1,612,087       1,875,992
                                                                                     ------------    ------------

CASH, END OF PERIOD                                                                  $  8,248,821    $  1,234,256
                                                                                     ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest (net of amounts capitalized)                                       $  4,290,806    $  2,591,774
         Income taxes                                                                $      8,309    $     57,500

The accompanying notes are an integral part of these statements.



PLUMA, INC.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1999 (UNAUDITED)
-----------------------------------------------------------------------------



1.       ACCOUNTING POLICIES

         The accompanying unaudited financial statements of Pluma, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim periods.

         In the opinion of management, these financial statements include all adjustments, including all normal recurring accruals, necessary for a fair presentation of the financial position at June 30, 1999 and December 31, 1998, the results of operations for the three months and six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998.

         The operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year ending December 31, 1999.

         On May 14, 1999 the Company filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Middle District of North Carolina. Pursuant to the provisions of Sections 1107 and 1108 of the Bankruptcy Code, the Company will operate as a debtor-in-possession during the pending reorganization proceeding. As a result of the filing, the Company is no longer accruing interest or other fees associated with the pre-petition debt.


2.       INVENTORIES

         Inventories consist of the following:

                                                  (UNAUDITED)
                                                   JUNE 30,       DECEMBER 31,
                                                      1999             1998
         At FIFO cost:
              Raw materials                        $  941,615     $  986,561
              Work-in-process                       6,408,178      6,652,569
              Finished Goods                       42,025,853     64,207,881
              Production supplies                     623,610        870,382
                                                   ---------      ----------
                                                   49,999,256     72,717,393
         Excess of FIFO over LIFO cost             (3,646,392)    (2,804,528)
                                                   ----------      ----------
                                                   46,352,864     69,912,865
         Excess of cost over market                (6,304,405)   (13,221,974)
                                                   ----------    ------------

         Total                                    $40,048,459   $ 56,690,891
                                                  ===========   ============


        Reserves have been recorded against inventory for the estimated excess of cost over market related primarily to inventories to be liquidated (see Note 12).

3.       LONG-TERM DEBT

         On May 14, 1999, the Company filed for protection under Chapter 11 of the U. S. Bankruptcy Code. The Company requested and was granted from the Bankruptcy Court The Final Stipulation and Order for the Debtor's Use of Cash Collateral and for Adequate Protection (the "Debtor's Use of Cash Collateral") authorized the Company to use funds located in the cash collateral account for operations. The cash collateral account was created through an agreement with the lending agent on November 16, 1998 whereby funds remitted to this account by the Company's customers were for use by the Company only in accordance with an operating budget approved by the Company's lenders and filed with the Bankruptcy Court. In order for the Company to be in compliance with this stipulation and order, the Company must comply with certain covenants, including, but not limited to, the following: (1) 85% of eligible receivables (as defined) plus 60% of eligible inventory (as defined) plus cash retained in the cash collateral account shall not fall below $41.85 million, (2) expenditures will not be made, without prior written consent from the agent or court, which vary any budget line item amount more than 15% from the approved budget or, in the aggregate, exceed such aggregated amounts set forth in the applicable budget by more than $50,000, (3) aggregate cash receipts less aggregate cash disbursements (the "change in cash") should not be less than ($1.8) million in any calendar week and the change in cash shall not be negative for each of any four consecutive calendar weeks, (4) reports of accounts receivable aging will be provided to the agent each Thursday, and, (5) file a motion with the applicable parties by June 14, 1999 to dispose of the Stardust distributorship and/or its assets. As of June 30, 1999 the Company was not in compliance with the stipulation and order authorizing the use of cash collateral.

         After the May 14, 1999 filing for bankruptcy protection, the Company entered into a Debtor-in-Possession Financing and Security Agreement (the "DIP") in order to continue operations without causing irreparable damage to the organization. The interim DIP financing, approved by the Bankruptcy Court on June 23, 1999, authorizes, but does not require, the financial institutions which are party to the syndicated credit agreement to give additional financing to the Company of up to $2.0 million. The Company must comply with various covenants in order to maintain the DIP financing. These covenants include, but are not limited to, (1) refraining from obtaining any future debt, (2) refraining from incurring any additional liens on any of its property, (3) only investing in permissible investments, (4) refraining from paying dividends on or purchasing its capital stock,
         (5) restrictions on transactions with affiliates, and (6) limiting capital expenditures to not more than $30,000 in any calendar month and $78,000 through August 27, 1999. The final DIP financing agreement was approved by the Bankruptcy Court on July 9, 1999 and increased the amounts of funds which could be borrowed to up to $3.0 million. As of June 30, 1999 the Company was not in compliance with the DIP agreement and had not obtained waivers relating to its non-compliance. The Company actually borrowed $1.5 million under the DIP financing. All amounts borrowed are fully due and payable on August 27, 1999 at which time the DIP facility will expire.

4.       CAPITAL STOCK

         Effective March 31, 1999, the Company reached an agreement with its lenders whereby the lenders agreed to forbear from exercising their rights and remedies under the Credit Agreement. Among the provisions of the Forbearance Agreement, the lenders may request stock purchase warrants to acquire 10% of the diluted common equity of the Company (901,017 shares as of March 31, 1999). These warrants vest and become exercisable as follows: 25% beginning March 31, 1999; 25% beginning October 1, 1999; 25% beginning April 1, 2000; and 25% beginning October 1, 2000. If the debt under the Credit Agreement is paid in full, all unvested warrants are forfeited. Furthermore, the Company may redeem the warrants for a price of $5.00 per share through December 31, 1999 and $10.00 per share thereafter. The estimated fair value of these warrants at the date of agreement was $0.50 per share using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0.0%, expected volatility of 243.7%, risk-free interest rate of 4.6% and expected lives of 2 years. Subsequent to March 31, 1999, the lenders have requested the Company to issue stock purchase warrants totaling 688,513 shares. The warrants have an exercise price of $0.01 per share.

         Effective May 10, 1999, the Company entered into an employment contract with a certain individual. As part of this employment contract, the Company will grant to the individual 300,000 warrants to purchase the Company's stock at a price equal to the closing price of the Company's common stock on the New York Stock Exchange on May 10, 1999. The closing price at May 10, 1999 was $.50 per share. The estimated fair value of these warrants at the date of the employment contract was $0.46 per share using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0.0%, expected volatility of 239.0%, risk-free interest rate of 5.2% and expected lives of 2 years.

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

         The Company applies APB No. 25 and related interpretations in accounting for the 1995 Stock Option Plan. Accordingly, no compensation cost has been recognized since the exercise price approximates the fair value of the stock price at the grant dates. Had compensation cost been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been as follows:



                                                  THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30
                                                     1999           1998                   1999             1998

         Net Loss:
              As Reported                       $ (34,429,209)   $(1,718,296)         $(44,454,033)      $(2,599,979)
              Pro forma                           (34,259,701)    (1,746,466)          (44,354,279)       (2,658,740)


         Loss per share - basic and dilutive:
              As reported                              $(4.25)        $(0.21)               $(5.48)           $(0.32)
              Pro forma                                $(4.23)        $(0.22)               $(5.47)           $(0.33)


         A summary of the status of the Company's Stock Option Plan as of June 30, 1999 and December 31, 1998 and changes during the periods ending on those dates is presented below:
                                               SHARES          WEIGHTED-AVERAGE
                                                                EXERCISE PRICE

         Outstanding, January 1, 1998           380,365             13.077
         Granted                                123,000              2.000
         Forfeited                              (15,309)            13.077
                                                -------
         Outstanding, December 31, 1998         488,056             10.285
         Forfeited                              (57,113)            13.077
         Forfeited                              (26,500)             2.000
                                                -------

         Outstanding, June 30, 1999             404,443             10.434
                                                =======


                                         SIX MONTHS ENDED        YEAR ENDED
                                           JUNE 30, 1999      DECEMBER 31, 1998

  Options exercisable at period end            353,808              364,999
                                             ==========        ============
  Weighted-average fair value
    of options granted during the
    period                                  $     0.00           $     0.90
                                             ==========         ============

         The following table summarizes information about fixed stock options outstanding at June 30, 1999:


                                            OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                        ----------------------------------------------------------- ---------------------------------------
          EXERCISE             NUMBER             WEIGHTED-           WEIGHTED-            NUMBER             WEIGHTED-
           PRICES           OUTSTANDING            AVERAGE             AVERAGE           EXERCISABLE           AVERAGE
                                 AT               REMAINING           EXERCISE               AT               EXERCISE
                             6/30/1999        CONTRACTUAL LIFE          PRICE             6/30/1999             PRICE
             $13.077          307,943               6.5                $13.077              257,308           $13.077
               2.000           96,500               9.5                  2.000               96,500             2.000
                            ---------                                                     ---------
           $2.000 to
              13.077          404,443               7.2                 10.434              353,808            10.056
                           ===========                                                    =========


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1996, respectively; dividend yield of 0.0% and 0.08%, expected volatility of 123.0% and 40.9%, risk-free interest rates of 4.7% and 5.9%, and expected lives of 5 years.

         On April 27, 1999, the Board of Directors authorized the award of qualified incentive options in the amount of 25,000 shares. However, at June 30, 1999, these options had not been granted.

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

         Options to purchase shares of common stock were outstanding during 1999 and 1998 (see Note 5) but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market prices of the common shares during those years. Warrants to purchase shares of common stock were outstanding during 1999 but were not included in the computation of diluted EPS because the assumed exercise of these warrants would have been anti-dilutive. Accordingly, there were no differences in the numerators and denominators used in the basic EPS and diluted EPS computations.


7.       COMMITMENTS AND CONTINGENCIES

         The Company has employment agreements with three of its senior executive officers. The term of one of the agreements expires in December 2000. Under this agreement, upon termination of the employment agreement after a change of control in the Company, as defined, the Company would be liable for (i) a maximum of the employee's annual salary, as defined, plus (ii) any bonuses, as defined. In addition, under the employment agreement, the senior executive officer is entitled to a minimum annual bonus payment to be paid at such time as bonuses to other executive officers. In another agreement, the term of the agreement expires in December 2002. Under this agreement, upon termination after a change of control in the Company, as defined, the Company would be liable for a maximum of three times the eligible employee's current base salary plus the average of the annual bonuses paid to the employee. The term of another agreement expires in December 2000. Upon leaving the Company involuntarily, the Company would be liable for the amount of the employee's base salary for one year.

         WATER TAKE-OR-PAY - At June 30, 1999, the Company had an outstanding take-or-pay agreement for the purchase of treated water and wastewater treatment for its Eden, North Carolina facilities. The committed amount is for 450 million gallons per year through June 30, 2011. Under this contract, the Company is committed at June 30, 1999 to purchase treated water and wastewater treatment, assuming current price levels, as follows:

         Fixed and Determinable Portion of Take-or-Pay Obligations:

         YEAR                                 COMMITTED AMOUNT

         1999                                         $509,062
         2000                                        1,002,375
         2001                                          988,875
         2002                                          975,375
         2003                                          959,625
         Thereafter                                  6,887,250
                                                 -------------

         Total                                     $11,322,562
                                                 =============

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

8.       RELATED PARTY TRANSACTIONS

         On March 31, 1999, the Company amended an operating lease agreement for a building being leased from certain shareholders. Per the amendment, the Company agreed to vacate the entire premises with the exception of 1,116 sq. ft. The amended lease is in affect through December 31, 1999. Rents will total $5,022. Upon vacating the premises, the Company abandoned leasehold improvements with a total net loss of $688,276.

9.       SALES TO MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

         A substantial amount of sales and receivables are to relatively few customers. Credit limits, ongoing credit evaluations and account monitoring procedures are utilized to minimize the risk of loss. Collateral is generally not required.

         Certain customers have accounted for significant percentages of the Company's net sales as follows:

                                              THREE MONTHS ENDED                         SIX MONTHS ENDED
                                      JUNE 30, 1999       JUNE 30, 1998         JUNE 30, 1999       JUNE 30, 1998

         Customer A                         28.8%              27.4%                 28.6%               29.9%
         Customer B                          7.5%              12.1%                  6.8%                7.2%

         Gross sales by type of
          product were as follows
         (in millions):


         Fleece                            $11.4               $13.1                 $20.2               $30.5
         Jersey                             19.9                31.4                  41.6                49.9
         Closeouts/Irregulars                3.0                  .7                   6.9                 1.2
         Other                               4.2                 8.2                   8.6                11.5


         The geographic location of property, plant and equipment, net, was as follows (in millions):

                                        JUNE 30, 1999          DECEMBER 31, 1998
                         `
         U.S.                                $38.2                     $42.8
         Mexico                                 .2                       1.0


10.      FINANCIAL INSTRUMENTS

         The Company entered into an interest rate swap agreement to reduce the impact of changes in interest rates on some of its variable rate debt. The agreement was terminated on May 14, 1999 as a result of the Company's filing for bankruptcy protection. The swap agreement was a contract to exchange variable rate for fixed rate interest payments over the life of the agreement without the exchange of the underlying notional amounts. The notional amount of the interest rate swap agreement was used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The differential paid or received on the interest rate swap agreement was recognized as an adjustment to interest expense. This interest rate swap agreement was held for purposes other than trading. The Company entered into an interest rate swap transaction pursuant to which it exchanged its variable rate interest obligation on $45,000,000 notional principal amount for a fixed rate payment obligation of 5.89% per annum for the four year period beginning April 30, 1999. The fixing of the interest rate for these periods was to minimize in part the Company's exposure to the uncertainty of variable interest rates during this four-year period. The carrying value of the interest rate swap at May 14, 1999 and December 31, 1998 was $0 and the fair value was ($345,000) and ($841,465), respectively. The fair value of the interest rate swap was based on an average quoted market price. The interest rate swap contract was with one of the members of the financial members of the Credit Agreement.

11.      EMPLOYEE BENEFIT PLANS

         The Company has initiated three incentive plans during the second quarter of 1999: the Combat Pay Plan, the Accrued Incentive Plan, and the Performance Bonus Plan. Most all of the plans are offered to individuals which are considered key to the successful implementation of the Company's turnaround plan. The Combat Pay Plan is based on continued employment with the Company. To be eligible for the incentive, the employee must be employed by the Company on the last day of the month. The term of this incentive plan is May 1999 through December 1999. Expenses for this plan were $22,000 through June 30, 1999. The Accrued Incentive Plan is also based on continued employment with the Company. To be eligible for this incentive, the employee must be employed with the Company on September 30, 1999 and December 31, 1999. The Performance Bonus Plan is based on attainment of specified financial goals. This incentive will be paid on December 31, 1999, if those certain financial goals are achieved and the employee is employed with the Company on that date. There were no expenses accrued for or paid for the Accrued Incentive Plan and the Performance Bonus Plan as of June 30, 1999.

         The Company maintains a Sales Incentive Plan payable to the sales staff if specified sales volume is reached. There were no expenses accrued for or paid for this plan as of June 30, 1999.

12.      GOING CONCERN MATTERS

         Although the Company filed for protection under Chapter 11 of the U. S. Bankruptcy Code on May 14, 1999, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred a net loss of $44,454,033 for the six months ended June 30, 1999 and has classified all of its debt as current. The Company also has negative working capital of $55,764,860 and $44,664,223 at June 30, 1999 and December 31, 1998, respectively. These factors among others indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         In response to the Company's poor performance and its liquidity problems experienced during 1998, the Company undertook to develop a business plan (the "Business Plan") designed to return the Company to profitability and to provide the Company with the ability to service its debt.

         In order to reduce overhead and other costs, the Company has eliminated certain management positions, reduced management salaries, and has suspended management bonuses for an indefinite period. Additional personnel and overhead cost reduction measures have been and are planned to be taken related to the closing of certain facilities. In December 1998, management announced its intention to close the Rocky Mount production facility which was sold on August 5, 1999 at a price of approximately $1.2 million for the facility and the equipment located therein. In addition, the Company has downsized its corporate and administrative positions and has discontinued its Eden sewing operations. As of March 31, 1999, all outlet stores had been closed. The Company has also decided to sell its sales office in Martinsville, Virginia. On April 26, 1999, management announced its intention to close the Chatham and Altavista production facilities. The Chatham facility closed on July 30, 1999 and the Altavista facility is expected to close at the end of August, 1999. Due to these planned dispositions, property, plant and equipment have been reduced by approximately $2,846,000 to reflect their estimated net realizable value.

         Because of the closing of the sewing facilities noted above and due to the down-sizing at other sewing facilities, the Company has shifted a significant portion of its sewing operations to outside contractors, primarily in Mexico. The Company has experienced lower overhead costs associated with the use of outside sewing contractors. In March 1999, the Company also announced the closing of the Frank L. Robinson, Inc. distributorship (FLR). As a result of this closing, the Company moved certain FLR inventories to Stardust to be sold as part of the Stardust operations. Approximately $2,000,000 of other FLR inventories were liquidated to generate cash. The inventory liquidation was complete at June 30, 1999. The inventories to be liquidated were reported at their estimated net realizable value in the balance sheet December 31, 1998.

         The Company had a relationship with a certain contractor in Mexico whereby the Company provided sewing equipment to be used by this contractor to assemble the Company's products. The Company is no longer using this contractor. The equipment is still located in Mexico. Due to the uncertainty as to the disposition of this equipment, the Company has reduced the carrying value of the equipment by approximately $665,000.

         The Company is in the process of eliminating certain less profitable product styles. The Company believes that this will reduce its product mix to a more manageable level. Due to this reduction, closeout inventories of approximately $12,500,000 have been identified for liquidation. These inventories are also reported in the balance sheet at their estimated net realizable value at June 30, 1999.

         On August 3, 1999 the Company obtained permission from the bankruptcy court to sell the Stardust distributorship. The Company expects to close on the sale in August 1999 and receive a payment of approximately $10.5 million after adjustments. Upon review of the sale and purchase price to be obtained, the Company has determined that there is no longer any goodwill associated with the Stardust division. The unamortized goodwill in the amount of $25,615,185 was written off at June 30, 1999.


         As a result of lower than projected sales and Court Orders described hereafter, the Company faces a severe cash crisis. On May 17, 1999 an Order was entered by the Bankruptcy Court, with the consent of the Company's lenders, authorizing the Company to use cash collateral in accordance with an agreed upon budget. The Cash Collateral Order had certain default provisions which, when triggered, would allow the Company's lenders to withdraw their consent to the Company's continued use of cash collateral and make it incumbent upon the Company to seek additional relief from the Court. A final Cash Collateral Order was entered by the Court on June 8, 1999.

         Among other covenants and restrictions contained in the Cash Collateral Order is a requirement which limits the Company's use of cash collateral to the extent that aggregate of the Company's eligible accounts and eligible inventory falls below $41.85 million (the Cash Collateral Coverage Amount). Because of faster than anticipated collections, inventory write downs and accounts receivable aging the Cash Collateral Coverage Amount soon fell below the required $41.85 million and the Company's ability to use funds in the Cash Collateral Account was severely restricted. Other events of default under the Cash Collateral Order have occurred but formal notice of default has not been given the Company by its lenders.

         On June 21, 1999 the Company and its lenders entered into a Debtor In Possession Financing and Security Agreement ("DIP Financing Agreement") pursuant to which the Lenders extended the company a $3.0 million post-petition line of credit. The DIP Financing Agreement had a number of conditions and the ability of the Company to borrow funds under the DIP Financing Agreement was subject to termination at any time at the discretion of the lenders. On June 23, 1999 the DIP Financing Agreement was approved by the Court on an interim basis and the Company was authorized to borrow up to $2.0 million. The Company in fact borrowed $1.5 million from its lenders pursuant to the DIP Financing Agreement and Order. The DIP Financing Agreement terminates on August 27, 1999 and full repayment of amounts outstanding are required at that time. Without additional borrowings thereafter the Company will be unable to sustain its operations at their current level by mid-September.

         The Company's ability to reorganize under Chapter 11 and emerge as a going concern is dependent upon a number of factors. The Company needs to obtain a source of financing sufficient to satisfy the lenders' secured claim and provide the Company with a source of working capital. Without the infusion of significant new equity in the Company it is doubtful that the Company will be able to secure such financing. Moreover, the Company must be able to demonstrate the feasibility of its reorganization by the maintenance of a solid customer base which will provide sufficient revenues to sustain its operations. Because of the uncertainty of the Company's future, it has been difficult for the Company to obtain firm commitments for future sales from existing customers. Without firm financing commitments or new equity investment it is likely that the Company will be forced to discontinue its operations as a going concern and liquidate its assets.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         GENERAL

         The following discussion and analysis should be read in conjunction with the financial statements and related notes of the Quarterly Report on Form 10-Q and should be read in conjunction with the Company's 1998 Annual Report.

         Although the Company filed for protection under Chapter 11 of the U. S. Bankruptcy Code on May 14, 1999, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred a net loss of $44,454,033 for the six months ended June 30, 1999 and has classified all of its debt as current as of June 30, 1999. The Company also has negative working capital of $55,764,860 and $44,664,223 at June 30, 1999 and December 31, 1998, respectively. These factors among others indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         In response to the Company's poor performance and its liquidity problems experienced during 1998, the Company undertook to develop a business plan (the "Business Plan") designed to return the Company to profitability and to provide the Company with the ability to service its debt.

         In order to reduce overhead and other costs, the Company has eliminated certain management positions, reduced management salaries, and has suspended management bonuses for an indefinite period. Additional personnel and overhead cost reduction measures have been and are planned to be taken related to the closing of certain facilities. In December 1998, management announced its intention to close the Rocky Mount production facility which was sold on August 5, 1999 at a price of approximately $1.2 million for the plant and equipment located therein. In addition, the Company has downsized its corporate and administrative positions and has discontinued its Eden sewing operations. As of March 31, 1999, all outlet stores had been closed. The Company has also decided to sell its sales office in Martinsville, Virginia. On April 26, 1999, management announced its intention to close the Chatham and Altavista production facilities. The Chatham facility closed on July 30, 1999 and the Altavista facility is expected to close at the end of August 1999. Due to these planned dispositions, property, plant and equipment have been reduced by approximately $2,846,000 to reflect their estimated net realizable value.

         Because of the closing of the sewing facilities noted above and due to the down-sizing at other sewing facilities, the Company has shifted a significant portion of its sewing operations to outside contractors, primarily in Mexico. The Company has experienced lower overhead costs associated with the use of outside sewing contractors. In March 1999, the Company also announced the closing of the Frank L. Robinson, Inc. distributorship (FLR). As a result of this closing, the Company moved certain FLR inventories to Stardust to be sold as part of the Stardust operations. Approximately $2,000,000 of other FLR inventories were liquidated to generate cash. The inventory liquidation was complete at June 30, 1999. The inventories to be liquidated were reported at their estimated net realizable value in the balance sheet at December 31, 1998.

         The Company had a relationship with a certain contractor in Mexico whereby the Company provided sewing equipment to be used by this contractor to assemble the Company's products. The Company is no longer using this contractor. The equipment is still located in Mexico. Due to the uncertainty as to the disposition of this equipment, the Company has reduced the carrying value of the equipment by approximately $665,000.

         The Company is in the process of eliminating certain less profitable product styles. The Company believes that this will reduce its product mix to a more manageable level. Due to this reduction, closeout inventories of approximately $12,500,000 have been identified for liquidation. These inventories are also reported in the balance sheet at their estimated net realizable value at June 30, 1999.

         On August 3, 1999 the Company obtained permission from the bankruptcy court to sell the Stardust distributorship. The Company expects to close on the sale in August 1999 at a purchase price, after adjustment, approximating $10.5 million. Upon review of the sale and purchase price to be obtained the Company has determined that there is no longer any goodwill associated with the Stardust division. The unamortized goodwill in the amount of $25,615,185 was written off at June 30, 1999.

         As a result of lower than projected sales and Court Orders described hereafter, the Company faces a severe cash crisis. On May 17, 1999 an Order was entered by the Bankruptcy Court, with the consent of the Company's lenders, authorizing the Company to use cash collateral in accordance with an agreed upon budget. The Cash Collateral Order had certain default provisions which, when triggered, would allow the Company's lenders to withdraw their consent to the Company's continued use of cash collateral and make it incumbent upon the Company to seek additional relief from the Court. A final Cash Collateral Order was entered by the Court on June 8, 1999.

         Among other covenants and restrictions contained in the Cash Collateral Order is a requirement which limits the Company's use of cash collateral to the extent that the aggregate of the Company's eligible accounts and eligible inventory falls below $41.85 million (the Cash Collateral Coverage Amount). Because of faster than anticipated collections, inventory write downs and account receivable aging the Cash Collateral Coverage Amount soon fell below the required $41.85 million and the Company's ability to use funds in the Cash Collateral Account was severely restricted. Other events of default under the Cash Collateral Order have occurred but formal notice of default has not been given the Company by its lenders.

         On June 21, 1999 the Company and its lenders entered into a Debtor In Possession Financing and Security Agreement ("DIP Financing Agreement") pursuant to which the Lenders extended the company a $3.0 million post-petition line of credit. The DIP Financing Agreement had a number of conditions and the ability of the Company to borrow funds under the DIP Financing Agreement was subject to termination at any time at the discretion of the lenders. On June 23, 1999 the DIP Financing Agreement was approved by the Court on an interim basis and the Company was authorized to borrow up to $2.0 million. The Company in fact borrowed $1.5 million from its lenders pursuant to the DIP Financing Agreement and Order. The DIP Financing Agreement terminates on August 27, 1999 and full repayment of amounts outstanding are required at that time. Without additional borrowings thereafter the Company will be unable to sustain its operations at their current level by mid-September.

         The Company's ability to reorganize under Chapter 11 and emerge as a going concern is dependent upon a number of factors. The Company needs to obtain a source of financing sufficient to satisfy the lenders' secured claim and provide the Company with a source of working capital. Without the infusion of significant new equity in the Company it is doubtful that the Company will be able to secure such financing. Moreover, the Company must be able to demonstrate the feasibility of its reorganization by the maintenance of a solid customer base which will provide sufficient revenues to sustain its operations. Because of the uncertainty of the Company's future, it has been difficult for the Company to obtain firm commitments for future sales from existing customers. Without firm financing commitments or new equity investment it is likely that the Company will be forced to discontinue its operations as a going concern and liquidate its assets.

         RESULTS OF OPERATIONS

         The following table presents the major components of the Company's statements of operations as a percentage of net sales:

                                             (UNAUDITED)                      (UNAUDITED)
                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                               JUNE 30, 1999                 JUNE 30, 1999
                                            -------------------          --------------------
                                          1999              1998           1999           1998

         Net Sales                        100.0%          100.0%          100.0%          100.0%
         Cost of goods sold              105.2            90.9           102.5            90.4
                                         -----          ------           -----          ------
         Gross profit (loss)              (5.2)            9.1            (2.5)            9.6

         Operating expenses               84.4            11.0            51.5            10.9
                                        ------          ------           -----          ------
         Loss from operations            (89.6)           (1.9)          (54.0)           (1.3)
         Other expenses, net               3.8             3.4             5.7             3.2
                                       -------         -------          ------         -------
         Loss before income taxes        (93.4)           (5.3)          (59.7)           (4.5)
         Income tax benefit                               (1.9)                           (1.6)
                                        -------        -------          -------        --------

         Net loss                        (93.4)%          (3.4)%         (59.7)%          (2.9)%
                                        ========         =======        ========         =======




         THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 ("1999"), COMPARED TO THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 ("1998")

         NET SALES - Net sales for the six months ended June 30, 1999 were $74.5 million, a decrease of $15.7 million, or 17.4% over net sales of $90.2 million for the first six months of 1998. Net sales for the second quarter of 1999 were $36.9 million, a decrease of $14.2 million, or 27.8% from net sales of $51.1 million for the second quarter of 1998. The dollar value of sales is down due to high volume of closeout sales at reduced selling prices, lower average selling prices resulting from competitive markets, lost or delayed sales as a result of disruptions in production due to the startup associated with contractor production, and the closing of the Frank L. Robinson (FLR) distributorship.

         During the first half of 1999, because of the downward trend in product prices due to an overall market decline, inflation had a minimal effect on the Company's net sales. The Company is exposed to inflationary pressures from the purchases of raw materials and labor. However, during the first half of 1999, these markets were relatively stable and inflation did not have a material effect on income from continuing operations.

         GROSS MARGINS - Gross margins declined to (5.2)% and (2.5)% of net sales for the second quarter and first six months of 1999, respectively, from 9.1% and 9.6% in the comparable periods of 1998. The decline was primarily the result of lower operating efficiencies and high percentage of sales of closeout inventory previously written down to net realizable value. Also, second quarter margins were impacted by additional write-downs to net realizable value of excess inventories to be liquidated at reduced prices.

         The Company anticipates a substantial reduction in inventories by year-end. As a result of this reduction, a liquidation of previous years' LIFO increments is expected to occur. The Company also anticipates a liquidation of base year costs. In the event that these liquidations occur, the resulting impact will be to lower cost of sales and increase gross margin by reducing the LIFO valuation reserve.

         OPERATING EXPENSES - Operating expenses increased 290% to $38.4 million in the first six months of 1999 from $9.8 million in the first six months of 1998 and to $31.0 million or 453% from $5.6 million in the second quarter of 1999 compared to the second quarter of 1998. The increase is due primarily to the write off of goodwill associated with the Stardust division in the amount of $25.6 million in the second quarter of 1999.

         OTHER EXPENSES, NET - Other expenses, net, increased 45.8% to $4.2 million in the first six months of 1999 from $2.9 million in 1998. This increase was primarily due to an increase in interest expense.

         INCOME TAXES - The effective tax rate was 0% in 1999 compared to 36.4% in 1998. The 0% effective rate in 1999 is due to the uncertain ability of the Company to generate future taxable income and the resulting uncertain realization of tax loss carryforwards and other deferred tax assets.

         LIQUIDITY AND CAPITAL RESOURCES

         PRINCIPAL SOURCES OF LIQUIDITY - As a result of the inability of the Company to increase the amount of funds available for borrowing under its credit facility and as a result of its operating losses during 1998 and 1999, the Company experienced severe liquidity shortages. The inadequate liquidity subsequently resulted in the Company failing to pay its suppliers in a timely manner, causing delays in the delivery of raw materials. This caused some disruptions and delays in production and, at times, resulted in lost sales.

         At June 30, 1999, the Company had a working capital deficiency of $55.8 million, a decrease of $11.1 million as compared to December 31, 1998. This decrease is primarily attributable to a net decrease in receivables, refundable taxes and inventory of $26.3 million. These reductions in working capital were partially offset by reductions in accounts payable and debt of $7.7 million and an increase in cash of $6.6 million.

         CASH FLOWS FROM OPERATING ACTIVITIES - For the six months ended June 30, 1999, net cash provided by operations totaled $8.5 million as compared to net cash used for the six months ended June 30, 1998 of $8.1 million. Accounts receivable, net, decreased $7.0 million due to collections and low sales volume. Inventory decreased $16.6 million from efforts to liquidate excess and closeout product. Taxes receivable decreased $2.7 million from refunds. These increases in cash were offset by the net loss of $44.5 million less non-cash charges of $31.9 million for depreciation, amortization, write-off of goodwill and losses on disposal of property, as well as a decrease in accounts payable of $4.5 million.

         CASH FLOWS FROM INVESTING ACTIVITIES - Capital expenditures were $ .1 million for the six months ended June 30, 1999. Other assets, net, increased $ .5 million.

         CASH FLOWS FROM FINANCING ACTIVITIES - For the six months ended June 30, 1999 the Company had net repayments of debt of $3.2 million and proceeds from additional financing of $1.5 million provided through the bankruptcy proceedings.

         CREDIT AGREEMENT

          In April 1998, the Company entered into a syndicated credit agreement (the "Credit Agreement") with a group of financial institutions (the "Banks") for the purpose of refinancing its then existing credit facility. Prior to the Company's bankruptcy filing, the Credit Agreement had been amended ten times. As a result of the Company's Chapter 11 filing, the Company's obligations to its lenders on an ongoing basis are determined by the Bankruptcy Court.

         CASH COLLATERAL AND SECURITY AGREEMENT AND DEBTOR-IN-POSSESSION
         FINANCING

         On May 14, 1999, the Company filed for protection under Chapter 11 of the U. S. Bankruptcy Code. The Company requested and was granted from the Bankruptcy Court The Final Stipulation and Order for the Debtor's Use of Cash Collateral and for Adequate Protection (the "Debtor's Use of Cash Collateral") authorizing the Company to use funds located in the cash collateral account for operations. The cash collateral account was created through an agreement with the lending agent on November 16, 1998 whereby funds remitted to this account by the Company's customers were for use by the Company only in accordance with an operating budget approved by the Company's lenders and filed with the Court. In order for the Company to be in compliance with this stipulation and order, the Company must comply with certain covenants, including, but not limited to, the following:
         (1) 85% of eligible receivables (as defined) plus 60% of eligible inventory (as defined) plus cash retained in the cash collateral account shall not fall below $41.85 million, (2) expenditures will not be made, without prior written consent from the agent or court, which vary any budget line item amount more than 15% from the approved budget or, in the aggregate, exceed such aggregated amounts set forth in the applicable budget by more than $50,000, (3) aggregate cash receipts less aggregate cash disbursements (the "change in cash") should not be less than ($1.8) million in any calendar week and the change in cash shall not be negative for each of any four consecutive calendar weeks, (4) reports of accounts receivable aging will be provided to the agent each Thursday, and, (5) file a motion with the applicable parties by June 14, 1999 to dispose of the Stardust distributorship and/or its assets. As of June 30, 1999 the Company was not in compliance with the stipulation and order authorizing the use of cash collateral.

         After the May 14, 1999 filing for bankruptcy protection, the Company entered into a Debtor-in-Possession Financing and Security Agreement (the "DIP") in order to continue operations without causing irreparable damage to the organization. The interim DIP financing, approved by the Bankruptcy Court on June 23, 1999, authorizes, but does not require the financial institutions which are party to the syndicated credit agreement to give additional financing to the Company of up to $2.0 million. The Company must comply with various covenants in order to maintain the DIP financing. These covenants include, but are not limited to, (1) refraining from obtaining any future debt, (2) refraining from incurring any additional liens on any of its property,
         (3) only investing in permissible investments, (4) refraining from paying dividends on or purchasing its capital stock, (5) restrictions on transactions with affiliates, and (6) limiting capital expenditures to not more than $30,000 in any calendar month and $78,000 through August 27, 1999. The final DIP financing agreement was approved by the Bankruptcy Court on July 9, 1999 and increased the amounts of funds which could be borrowed to up to $3.0 million. As of June 30, 1999, the Company was not in compliance with the DIP financing agreement and had not obtained waivers related to its non compliance. The Company actually borrowed $1.5 million under its DIP financing facility. All amounts borrowed are due and payable in full on August 27, 1999, at which time the DIP financing facility will expire.



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

                           PART II - OTHER INFORMATION
                            ITEM L. LEGAL PROCEEDINGS


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


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits
                                                                     FILED
         EXHIBIT NUMBER                                           HEREWITH(*)
         10.1 Form of Employment Agreement between Pluma and John Wigodsky
         10.2 Form of Incentive Package between Pluma and William H. Watts
         11.1 Computation of Earnings per Share
         27.0 Financial Data Schedule
b.   Reports on Form 8-K
         None



SIGNATURES - Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMA, INC.
                                        /s/ John Wigodsky
                                      -----------------------------------------
                                      John Wigodsky
                                      President & Chief Executive Officer


                                        /s/ William Watts
                                      -----------------------------------------
                                      William Watts
                                      Vice President and Chief Financial Officer